Form 10QSB
period 1995-03-31
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1995-05-18
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
                           -----------

(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- - ---------
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1995 OR
                                --------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- - ---------
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ---------

COMMISSION FILE NUMBER:  33-11863
                         --------


             HARBOR AMERICAN HEALTH CARE TRUST, INC.
             ---------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

            MARYLAND                           86-0576027
            --------                           ----------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)

       2990 N. SWAN ROAD, STE. 228, TUCSON, ARIZONA  85712
       ---------------------------------------------------
            (Address of principal executive offices)

ISSUER'S TELEPHONE NUMBER:  (520) 326-2000


     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES     X          NO
                       ---------        ---------

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON
STOCK AS OF MAY 5, 1995 IS 397,600.
            -----------    -------

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                         BALANCE SHEETS

                                       March 31,     December 31,
                                         1995            1994
                                      (Unaudited)     (Audited)
                                      -----------    ------------

ASSETS:
- - -------

Real Estate Properties:
  Land                                  $466,301       $466,301
  Building and improvements, net
   of accumulated depreciation
   of $3,738,083 and $3,697,274
   at March 31, 1995 and
   December 31, 1994, respectively     4,619,017      4,659,826

Loan costs, net                            8,891         11,184
Rent and other receivables               170,608        202,465
Cash and cash equivalents                 77,849        106,979
                                      -----------    -----------

       TOTAL ASSETS                   $5,342,666     $5,446,755
                                      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- - -------------------------------------

Mortgage notes payable                $5,246,235     $5,297,096
Accounts payable and accrued
 expenses                                272,681        318,460
                                      -----------    -----------

        TOTAL LIABILITIES              5,518,916      5,615,556
                                      -----------    -----------

Stockholders' Equity:

Common stock, $.01 par value;
 10,000,000 shares authorized;
 issued and outstanding,
 397,600 shares                            3,976          3,976
Paid in capital                        3,652,823      3,652,823
Distributions in excess of
 net earnings                         (3,833,049)    (3,825,600)
                                      -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY      (176,250)      (168,801)
                                      -----------    -----------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY         $5,342,666     $5,446,755
                                      ===========    ===========

                See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994

                                 Three Months      Three Months
                                Ended March 31,   Ended March 31,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                ---------------   ---------------

REVENUES:
- - ---------
Rental income                       $221,207          $275,176
Miscellaneous income                                       119
Interest income                        3,691                52
                                 ------------      ------------

                                     224,898           275,347
                                 ------------      ------------


EXPENSES:
- - ---------

Depreciation and amortization         48,602            59,038
Loss on sale of real property                           15,385
Interest expense                     127,269           131,623
Advisory and other fees                7,770            16,725
Directors fees and expenses           12,304            11,800
Other operating expenses              36,402            36,169
                                 ------------      ------------

     Total expenses                  232,347           270,740
                                 ------------      ------------


INCOME/(LOSS) BEFORE
  EXTRAORDINARY ITEM                  (7,449)            4,607

EXTRAORDINARY ITEM - gain
 on extinguishment of debt       ------------      ------------

NET INCOME (LOSS)                    ($7,449)           $4,607
                                 ============      ============


NET INCOME (LOSS) PER SHARE           ($0.02)            $0.01
                                 ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         397,600           397,600
                                 ============      ============


Distributions in excess of
 earnings - beginning of period   ($3,825,600)     ($3,498,430)

Net income/(loss)                      (7,449)           4,607

Distributions during the period
                                 -------------     ------------

Distributions in excess of
 earnings - end of period         ($3,833,049)     ($3,493,823)
                                 =============     ============

                See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS

                                 Three Months      Three Months
                                Ended March 31,   Ended March 31,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                ---------------   ---------------

CASH FLOWS FROM OPERATIONS:
- - ---------------------------
Net income/(loss)                    ($7,449)           $4,607

Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:

Depreciation and amortization         48,602            59,038
Write off of loan costs                                 44,850

Changes in assets and liabilities:
 Contract, rents and other
   receivables                        31,857           (89,269)
 Accounts payable and accrued
   expenses                          (45,778)         (155,903)
 Due to Advisor                            0               (75)
                                 ------------      ------------

Net cash provided by (used in)
  operating activities                27,232          (136,752)
                                 ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
Increase in loan costs                (5,500)           (2,500)
Disposition of real property                         1,638,304
                                 ------------      ------------

Net cash provided by (used in)
  investing activities                (5,500)        1,635,804
                                 ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------

Payments on long-term
 borrowings                          (50,862)          (49,987)
Long-term borrowings relieved
 through sale of property                  0        (1,417,131)
Distributions made                         0                 0
                                 ------------      ------------

Net cash provided by (used in)
 financing activities                (50,862)       (1,467,118)
                                 ------------      ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS           (29,130)           31,934

CASH AND CASH EQUIVALENTS -
 Beginning of year                   106,979            14,659
                                 ------------      ------------

CASH AND CASH EQUIVALENTS -
 END OF YEAR                         $77,849           $46,593
                                 ============      ============

               See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                  NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND THE YEAR
                     ENDED DECEMBER 31, 1994


NOTE 1:  ORGANIZATION
- - ---------------------

Harbor American Health Care Trust, Inc. (the "Trust") is a Real Estate Investment Trust ("REIT"). The affairs of the Trust are managed by its Advisor, Harbor American Capital Group, a California Limited Partnership (the "Advisor"). The Trust engages in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmental disabled nursing facilities) under long-term leases.

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1993, the Trust incurred a net loss of $1,293,450. During 1994 and 1993, the Trust was unable to pay certain expenses as they became due. The Trust has a deficiency in assets of $176,250 at March 31, 1995. On March 9, 1994, the Michigan Property was sold. The Trust has three properties remaining under lease, thus limiting cash flows available to pay operating expenses. As discussed in Note 4 to the financial statements, a mortgage note on the Florida Property was originally due on March 31, 1994; however, the mortgage holder has extended the due date of the mortgage note until October 31, 1996. The Trust may be required to sell or refinance the Property by the new maturity date. These factors, among others, indicate that the Trust may be unable to continue as a going concern for a reasonable period of time.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and/or to sell the Florida Property, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------

a.   BUILDINGS AND IMPROVEMENTS - Depreciation of these assets is
     --------------------------
     computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value.

b.   LOAN COSTS - Loan costs have been deferred and are being
     ----------
     amortized using the straight-line method over the term of the related borrowing.

c.   REVENUE RECOGNITION - Rental income from operating leases is
     -------------------
     recognized as earned over the life of the lease agreements.

d.   INCOME TAXES - The Trust qualifies as a REIT under the
     ------------
     provisions of the Internal Revenue Code. As such, the Trust is not subject to federal income taxes on amounts distributed to stockholders provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions.

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES
- - ------------------------------------------

At March 31, 1995, the Trust owned three nursing homes ("the
Properties"), two of which are located in Colorado ("the Colorado
Properties"), and one in Florida ("the Florida Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $123,211 at March 31, 1995 and December 31, 1994 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $41,920, $45,153, and $36,137 in 1995, 1996, and 1997, respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

THE COLORADO PROPERTIES

Effective October 1, 1992, the Trust entered into three year operating leases with Res-Care, Inc. ("Res-Care"). The lessee has the option to renew the leases for three, one-year terms.
The leases provide for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at each facility, resulting in an "adjusted monthly rent". The annual base rents at the inception of the leases were $300,396 ($25,033 per month). The base monthly rent will be adjusted annually upon the issuance of a new annual fair rental allowance by the State of Colorado.

The State of Colorado is interpreting certain federal guidelines pertaining to active treatment of mentally retarded, developmentally disabled ("MRDD") patients, such as those receiving care at the Colorado Properties. The State's interpretation is requiring these patients to be moved into private housing, which is expected to be completed during a three year period. The client base for the purposes of determining rental payments includes patients who have been moved into private housing.

It is management's belief that the Colorado Properties will have to be used for purposes other than the present MRDD use after the expiration of the initial three year lease term. Accordingly, the carrying value of the Colorado Properties was reduced to the undiscounted cash flows expected to be realized from the properties by a charge to operations in 1992 of $1,721,000 ($4.33 per share) and an additional $770,000 in 1993 ($1.94 per share).

On March 22, 1994, The Colorado Department of Health, Division of Administration (the "Division") issued a Notice of Violation and Cease and Desist Order (the "Order") to the Trust. The Order alleged that in connection with monthly discharge monitoring reports based on influent and effluent samples of the wastewater treatment system at one of the Colorado Properties, the Trust was in violation of maximum effluents and concentrations of tested substances, and required minimum removals of tested substances. The Order, among other items, required that within 60 days the Trust submit an engineering report to the Division identifying structural corrections to the system and the costs and timing related thereto. The Trust satisfied all requirements of the Order, paid a $5,000 penalty in March, 1995, and does not expect to incur any further costs to repair the system.

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with a Successor Lessee. The Successor Lessee has the option to renew for five, five year terms. The lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment.

Minimum annual lease payments expected to be received by the Trust on all leased properties during the lease terms are as follows:

YEAR ENDED DECEMBER 31,       FLORIDA      COLORADO
                              PROPERTY    PROPERTIES     TOTAL

1995                         $  547,915   $  225,297  $  773,212
1996                            547,915                  547,915
1997                            547,915                  547,915
1998                            182,600                  182,600
                             ----------   ----------  ----------

Total                        $1,826,345   $  225,297  $2,051,642
                             ==========   ==========  ==========

The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the Lease. The Florida Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.

The Trust is contingently liable for unpaid property taxes which are the obligation of the lessees.


NOTE 4:  MORTGAGE NOTES PAYABLE
- - -------------------------------

                                        3/31/95       12/31/94
                                        -------       --------
Bank mortgage note - Florida
Property, payable in monthly
installments of $38,660, including
interest at 10.25%, through
October 1996, at which date
the unpaid balance is due.            $3,473,320     $3,499,840

Bank mortgage note - Colorado
Properties, interest at 7%;
payable in monthly installments
of $18,111, including interest,
through September 30, 1995, at
which date the unpaid balance is
due in full.                           1,732,250      1,756,592

Note payable to bank, interest
at prime (9.00% at March 31,
1995), due December 20, 1995.             40,665         40,665
                                      ----------     ----------

   Total mortgage notes payable       $5,246,235     $5,297,097
                                      ==========     ==========

The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages, assignment of the lease and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property. The bank mortgage note on the Florida Property was payable on March 31, 1994 and was extended to October 31, 1996.

The remaining annual principal payment requirements on all loans are as follows:

YEAR ENDED DECEMBER 31,
- - -----------------------

1995 (nine months remaining)                         $1,856,660
1996                                                  3,389,575
                                                     ----------

    Total                                            $5,246,235
                                                     ==========

NOTE 5:  RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Trust has entered into agreements with the Advisor, and affiliates of the Advisor, to provide various services to the Trust in exchange for fees, as follows:

a. Advisory fees at an annual rate of .3% of average invested assets, as defined; additional fees may be paid based on earnings.

b. Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.

c. Incentive advisory service fees, payable annually in an amount equal to 5% of the cash available for distribution to stockholders for the fiscal year. The Advisor has agreed to subordinate its incentive advisory fee to a cumulative noncompounding return to the stockholders of 12% on average adjusted invested capital beginning November 3, 1990, one year after the termination of the public offering. The Trust has paid no incentive advisory fees to date.

d. Mortgage servicing fees, at varying rates dependent upon the types of loans serviced. The Trust has paid no mortgage servicing fees to date.

Leasing transactions with related parties are described in Notes
3 and 4.

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($27,947 at March 31, 1995 and $31,942 at December 31, 1994) has been included in the balance sheet in the caption "Accounts payable and accrued expenses".


NOTE 6:  CASH RESERVES AND DISTRIBUTIONS TO STOCKHOLDERS
- - --------------------------------------------------------

Under the terms of the public offering, at least 5% of paid-in-capital is required to be set aside to pay for normal repairs, replacements, working capital and contingencies. At March 31, 1995, the Trust has not met this requirement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
          -----------------------------------------------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
- - ------------------------------------

     RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1995
     ----------------------------------------------------

     Operations for the fiscal quarter ended March 31, 1995 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. Each of these facilities is leased on long term leases and one of the leases is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation, (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care"). Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current.

     The Current Colorado Leases have original terms of three (3) years and provide for three (3) one year options to extend, thus ending on September 30, 1998 if all options are exercised. The primary term of these leases expires September 30, 1995. The notices for the one year option to extend must be given not later than ninety (90) days prior to September 30, 1995, 1996, and 1997, respectively. The lessees have given informal notice that they will not exercise the option to extend the Country View lease and that they will exercise the option to extend the New Life lease for the initial option period of one year expiring September 30, 1996.

     The Trust has been seeking alternate uses for the Country
View Property but has not yet finalized any arrangement. If it is unable to do so, the value of the property will be impaired.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC Bank under a first mortgage loan on the Florida Property which is current in its mortgage payments through April 20, 1995. Effective March 24, 1995 the Trust entered into a modification of the Bayshore loan with PNC Bank that provided for extension of said loan to October 31, 1996. By said date the Trust intends to either secure other financing or sell the property.

     For the three months ending March 31, 1995, rental income in the amount of $221,207 was received as compared with the period ending March 31, 1994, for which $275,176 was received, a decrease of 20%. This decrease was due to the sale of a property which resulted in less rental income. Interest income results from the Trust's funds being temporarily invested in such short term investments as savings accounts and certificates of deposits issued by the Trust's banks, PNC and BankOne Arizona of Tucson, Arizona and in investments in Treasury bills purchased directly from the Federal Reserve. Such income was negligible in the comparable quarter in 1994 but increased to $3,691 in the current quarter due to increased cash availability.

     Gross revenues of $224,898 for the quarter ended March 31, 1995 in comparison with $275,347 for the quarter ended March 31, 1994 were primarily derived from the net lease rentals received from the Properties. A net loss of $7,449 for the quarter ended March 31, 1995 compares with net income of $4,607 for the quarter ended March 31, 1994. This decrease from first quarter 1994 to first quarter 1995 was due to the aforementioned sale of one property.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $27,232 in the first quarter of 1995 compared with $(136,752) in the first quarter of 1994. The quarterly increase is attributed to two factors. First, as a condition of the sale of the Michigan property, accrued expenses associated with the property were paid in full and the Trust accepted a Contract Receivable in the amount of $175,000 which has been discounted on the Trust books due to the three year time period over which payments will be made.

     Secondly, for the three month period ending March 31, 1995, there was an increase in rent receivable in the Colorado properties due to an upward adjustment in the fair rental value component of the rate paid by the State of Colorado.


PART II.  OTHER INFORMATION

          None.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 1995


HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY:  /s/ F. Dale Markham
    --------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial Officer)