Form 10QSB
period 1995-06-30
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1995-08-14
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB
                           -----------

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) -
-------        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1995 OR
                                -------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ----------
COMMISSION FILE NUMBER:  33-11863
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

                    YES   X         NO
                        -----          -----

     The number of shares outstanding of the issuer's common
stock as of August 9, 1995 is 397,600.
            --------------    -------

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                         BALANCE SHEETS

                                       June 30,      December 31,
                                         1995            1994
                                      (Unaudited)     (Audited)
                                      -----------    ------------

ASSETS:
-------

Real Estate Properties:
  Land                                  $466,301       $466,301
  Building and improvements, net
   of accumulated depreciation
   of $3,778,892 and $3,697,274
   at June 30, 1995 and
   December 31, 1994, respectively     4,578,208      4,659,826

Loan costs, net                           13,765         11,184
Rent and other receivables               161,756        202,465
Cash and cash equivalents                 78,532        106,979
                                      -----------    -----------

       TOTAL ASSETS                   $5,298,562     $5,446,755
                                      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Mortgage notes payable                $5,195,014     $5,297,096
Accounts payable and accrued
 expenses                                268,367        318,460
                                      -----------    -----------

        TOTAL LIABILITIES              5,463,381      5,615,556
                                      -----------    -----------

Stockholders' Equity:

Common stock, $.01 par value;
 10,000,000 shares authorized,
 issued and outstanding,
 397,600 shares                            3,976          3,976
Paid in capital                        3,652,823      3,652,823
Distributions in excess of
 net earnings                         (3,821,618)    (3,825,600)
                                      -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY      (164,819)      (168,801)
                                      -----------    -----------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY         $5,298,562     $5,446,755
                                      ===========    ===========

                See Notes to Financial Statements

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
                           (Unaudited)


                                 Three Months      Three Months
                                Ended June 30,    Ended June 30,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                --------------    --------------

REVENUES:
---------
Rental income                       $217,979          $204,779
Interest income                        2,924               182
                                 ------------      ------------

                                     220,903           204,961
                                 ------------      ------------


EXPENSES:
---------

Depreciation and amortization         48,602            44,343
Interest expense                     128,412           104,051
Advisory and other fees                7,771            14,925
Directors fees and expenses           12,312            12,287
Other operating expenses              12,375            37,553
                                 ------------      ------------

     Total expenses                  209,472           213,159
                                 ------------      ------------


INCOME/(LOSS) BEFORE
  INCOME TAXES (BENEFIT)              11,431            (8,198)
Income taxes (benefit)
                                 ------------      ------------

NET INCOME (LOSS)                    $11,431           ($8,198)
                                 ============      ============


NET INCOME (LOSS) PER SHARE            $0.03            ($0.02)
                                 ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         397,600           397,600
                                 ============      ============


Distributions in excess of
 earnings - beginning of period   ($3,833,049)     ($4,019,822)

Net income/(loss)                      11,431           (8,198)

Distributions during the period             0                0
                                 -------------     ------------

Distributions in excess of
 earnings - end of period         ($3,821,618)     ($4,028,020)
                                 =============     ============

                See Notes to Financial Statements

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                 Three Months      Three Months
                                Ended June 30,    Ended June 30,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                --------------    --------------

CASH FLOWS FROM OPERATIONS:
---------------------------
Net income/(loss)                    $11,431           ($8,198)
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:

Depreciation and amortization         48,602            44,343
(Increase)/decrease in:
Rents and other receivables            8,852             3,676
Accounts payable and accrued
   expenses                           (4,314)           13,951
                                 ------------      ------------

Net cash provided by (used in)
  operating activities                64,571            53,772
                                 ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital expenditures
Deposits on real estate
                                 ------------      ------------

Net cash provided by (used in)
  investing activities                     0                 0
                                 ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term
 borrowings                          (51,221)          (59,295)
Increase in loan costs               (12,667)                0
                                 ------------      ------------

Net cash provided by (used in)
 financing activities                (63,888)          (59,295)
                                 ------------      ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               683            (5,523)

CASH AND CASH EQUIVALENTS -
 Beginning of period                  77,849            46,593
                                 ------------      ------------

CASH AND CASH EQUIVALENTS -
 End of Period                       $78,532           $41,070
                                 ============      ============

               See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
                           (Unaudited)

                                  Six Months        Six Months
                                Ended June 30,    Ended June 30,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                --------------    --------------

REVENUES:
---------
Rental income                       $439,186          $479,955
Miscellaneous income                       0               119
Interest income                        6,615               233
                                 ------------      ------------

                                     445,801           480,307
                                 ------------      ------------


EXPENSES:
---------

Depreciation and amortization         97,204           103,382
Loss on sale of real property              0            15,385
Interest expense                     255,681           235,674
Advisory and other fees               15,541            31,650
Directors fees and expenses           24,616            24,087
Other operating expenses              48,777            73,720
                                 ------------      ------------

     Total expenses                  441,819           483,898
                                 ------------      ------------


INCOME/(LOSS) BEFORE
  INCOME TAXES (BENEFIT)               3,982            (3,591)
Income taxes (benefit)
                                 ------------      ------------

NET INCOME (LOSS)                     $3,982           ($3,591)
                                 ============      ============


NET INCOME (LOSS) PER SHARE            $0.01            ($0.01)
                                 ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         397,600           397,600
                                 ============      ============


Distributions in excess of
 earnings - beginning of period   ($3,825,600)     ($4,024,429)

Net income                              3,982           (3,591)

Distributions during the period             0                0
                                 -------------     ------------

Distributions in excess of
 earnings - end of period         ($3,821,618)     ($4,028,020)
                                 =============     ============

                See Notes to Financial Statements

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                  Six Months        Six Months
                                Ended June 30,    Ended June 30,
                                     1995              1994
                                  (Unaudited)       (Unaudited)
                                --------------    --------------

CASH FLOWS FROM OPERATIONS:
---------------------------
Net income                            $3,982           ($3,591)
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:

Depreciation and amortization         97,204           103,382
Write off of loan costs                    0            44,850

Changes in assets and liabilities:
 Rents and other receivables          40,709           (85,593)
 Accounts payable and accrued
   expenses                          (50,093)         (142,027)
                                 ------------      ------------

Net cash provided by (used in)
  operating activities                91,802           (82,979)
                                 ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Increase in loan costs               (18,167)           (2,500)
Disposition of real property               0         1,638,304
                                 ------------      ------------

Net cash provided by (used in)
  investing activities               (18,167)        1,635,804
                                 ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term
 borrowings                         (102,082)         (109,283)
Long-term borrowings relieved
 through sale of property                  0        (1,417,131)
Distributions to stockholders              0                 0
                                 ------------      ------------

Net cash provided by (used in)
 financing activities               (102,082)       (1,526,414)
                                 ------------      ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS           (28,447)           26,411

CASH AND CASH EQUIVALENTS -
 Beginning of period                 106,979            14,659
                                 ------------      ------------

CASH AND CASH EQUIVALENTS -
 End of period                       $78,532           $41,070
                                 ============      ============

               See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                  Notes to Financial Statements
             For the Six Months Ended June 30, 1995
              and the Year Ended December 31, 1994

NOTE 1:   ORGANIZATION
----------------------

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1993, the Trust incurred a net loss of $1,293,450. During 1994 and 1993, the Trust was unable to pay certain expenses as they became due. The Trust has a deficiency in assets of $164,819 at June 30, 1995. On March 9, 1994, the Michigan Property was sold. The Trust has three properties remaining under lease, thus limiting cash flows available to pay operating expenses. As discussed in Note 4 to the financial statements, a mortgage note on the Florida Property was originally due on March 31, 1994; however, the mortgage holder has extended the due date of the mortgage note until october 31, 1996. The Trust may be required to sell or refinance the Property by the new maturity date. These factors, among others, indicate that the Trust may be unable to continue as a going concern for a reasonable period of time.

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


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
-------------------------------------------

At June 30, 1995, the Trust owned three nursing homes (the
"Properties"), two of which are located in Colorado (the
"Colorado Properties"), and one in Florida (the "Florida
Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $113,020 at June 30, 1995 and December 31, 1994 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $41,920, $45,153, and $36,137 in 1995, 1996, and 1997, respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

THE COLORADO PROPERTIES

Effective October 1, 1992, the Trust entered into three year operating leases on the two Colorado Properties (the Country View and New Life facilities) with Res-Care, Inc. ("Res-Care"). The lessee had the option to renew the leases for three, one-year terms. Res-Care did not elect to renew the lease for the Country View facility. Therefore, that lease will expire on September 15, 1995. Rather than exercising the first of three one-year options to extend the lease term for the New Life facility, Res-Care negotiated with the Trust for an additional thirty month term expiring March 31, 1998.

The leases provide for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at each facility, resulting in an "adjusted monthly rent". The annual base rents at the inception of the leases were $300,396 ($25,033 per month). Beginning September 16, 1995, the base monthly rent for the New Life facility only will approximate $10,000 per month. The base monthly rent will be adjusted annually upon the issuance of a new annual fair rental allowance by the State of Colorado.

The State of Colorado is interpreting certain federal guidelines pertaining to active treatment of mentally retarded, developmentally disabled ("MRDD") patients, such as those receiving care at the Colorado Properties. The State's interpretation of said guidelines is requiring these patients to be moved into private housing which has resulted in all patients being moved out of the Country View facility. It is Res-Care's intent to likewise move the New Life patients into private housing by March 31, 1998. The client base for the purposes of determining rental payments includes patients who have been moved into private housing.

Previously, it was management's belief that the Colorado Properties would have to be used for purposes other than the present MRDD use after the expiration of the initial three year lease terms. Accordingly, the carrying value of the Colorado Properties was reduced to the undiscounted cash flows expected to be realized from the properties by a charge to operations in 1992 of $1,721,000 ($4.33 per share) and an additional $770,000 in 1993 ($1.94 per share).

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with Bayshore Healthcare Services, Inc. (The "Successor Lessee"). The Successor Lessee has the option to renew for five, five year terms. The lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment.

Minimum annual lease payments expected to be received by the Trust on all leased properties during the lease terms are as follows:

Year Ended December 31,       Florida     Colorado
                              Property   Properties    Total
                             ----------  ----------  ----------
1995                         $  547,915  $  255,297  $  803,212
1996                            547,915     120,000     667,915
1997                            547,915     120,000     667,915
1998                            182,600      30,000     212,600
                             ----------  ----------  ----------

Total                        $1,826,345  $  525,297  $2,351,642
                             ==========  ==========  ==========

The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the Lease. The Florida Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.

The Trust is contingently liable for unpaid property taxes which are the obligation of the lessees.


NOTE 4:   MORTGAGE NOTES PAYABLE
--------------------------------

                                        6/30/95       12/31/94
                                        -------       --------
Bank mortgage note - Florida
Property, payable in monthly
installments of $38,660, including
interest at 10.25%, through
October 1996, at which date the
unpaid balance is due.                $3,446,306     $3,499,840

Bank mortgage note - Colorado
Properties, interest at 7%;
payable in monthly installments of
$18,111, including interest,
through September 30, 1995, at
which date the unpaid balance
is due in full.                        1,708,043      1,756,592

Note payable to bank, interest
at prime (9.00% at June 30, 1995),
due December 20, 1995.                    40,665         40,665
                                      ----------     ----------

     Total mortgage notes payable     $5,195,014     $5,297,097
                                      ==========     ==========

The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages, and assignments of the leases and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property. The bank mortgage note on the Florida Property was payable on March 31, 1994 and was extended to October 31, 1996.

The remaining annual principal payment requirements on all loans are as follows:

Year Ended December 31,
-----------------------
1995 (six months remaining)                           $ 1,805,439
1996                                                    3,389,575
                                                      -----------

     Total                                            $ 5,195,014
                                                      ===========

NOTE 5:   RELATED PARTY TRANSACTIONS
------------------------------------

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

c. Incentive advisory service fees, payable annually in an amount equal to 5% of the cash available for distribution to stockholders for the fiscal year. The Advisor has agreed to subordinate its incentive advisory fee to a cumulative noncompounding return to the stockholders of 12% on average adjusted investment capital beginning November 3, 1990, one year after the termination of the initial public offering. The Trust has paid no incentive advisory fees to date.

d. Mortgage servicing fees, at varying rates dependent upon the types of loans serviced. The Trust has paid no mortgage servicing fees to date. In June 1995, the Trust paid an affiliate of the Advisor $8,817 as a fee for services rendered in connection with the extension of the Bayshore loan.

Leasing transactions with related parties are described in Notes
3 and 4.

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($23,951 at June 30, 1995 and $31,942 at December 31, 1994) has been included in the balance sheet under the caption "Accounts payable and accrued expenses".


NOTE 6:   CASH RESERVES AND DISTRIBUTIONS TO STOCKHOLDERS
---------------------------------------------------------

Under the terms of the public offering, at least 5% of paid-in capital is required to be set aside to pay for normal repairs, replacements, working capital and contingencies. At June 30, 1995, the Trust has not met this requirement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
          ------------------------------------------------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
------------------------------------


     RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1995
     ---------------------------------------------------

     Operations for the fiscal quarter ended June 30, 1995 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. Each of these facilities is leased on long term leases and one of the leases is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation, (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care"). Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current. The loan on the Colorado Properties matures on September 30, 1995. To date, no arrangements for payment of this loan have been made. Meetings have been held with the lender, PNC Bank, Kentucky, Inc.
("PNC Bank"), of Louisville, Kentucky, and management feels the relationship with this lender is such that adequate arrangements will be made to extend said loan. If the Trust is unable to complete such extension arrangements, the Trust could lose its equity in the Colorado Properties. (See the item referenced below under the Florida Property regarding cross collateralization with the loan on the Colorado Properties).

     The lease of the Country View Nursing Home ("Country View") in Longmont, Colorado, with Res-Care, terminates on September 15, 1995. The lease of the New Life Nursing Home in Greeley, Colorado, with Res-Care, has been extended to March 31, 1998. Res-Care has vacated Country View and does not intend to exercise its option to extend this lease. The Trust has been making every effort to develop an alternative use for Country View for the past two years. To date, its efforts have been unsuccessful. These efforts will continue and the property will be adequately maintained and occupied by caretakers after Res-Care's obligations to do so terminate with the expiration of their lease.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC Bank under a first mortgage loan on the Florida Property which is current in its mortgage payments. The Trust has entered into a modification of the Florida Property loan with PNC Bank that provides for extension of said loan to October 31, 1996. By said date the Trust must either secure other financing or sell the property. No assurance can be given that either option will protect the equity of the Trust. If such a sale or refinance is not able to be successfully completed, the Trust could lose its equity in the Bayshore property, which could result in a net worth reduction that would increase the negative net worth of the Trust.

     Further, the loan on the Colorado Properties is cross collateralized with the loan on the Florida Property as evidenced by a second lien in the amount of $800,000 on the Florida Property securing the Colorado Properties debt. Current efforts are being made to sell the Florida Property so that the mortgage on the Florida Property can be paid in full and the loan on the Colorado Properties can be paid down by $800,000. The remaining debt on the Colorado Properties would then be approximately $950,000 which debt could then be serviced by the lease payments to be received from the New Life Nursing Home.

     The Trust has received preliminary indications from a nursing home manager with whom it currently has a business relationship that the New Life Nursing Home can be converted to skilled or intermediate nursing home use if Res-Care does not enter into further lease extension negotiations at the expiration of its lease in 1998.

A previously owned Michigan property, Marshall Manor Nursing Home, was sold effective March 4, 1994. Terms of the sale provided for the purchaser, Marshall Healthcare Investors, L.P., a Georgia limited partnership, to pay $50,000 to the Trust during the first year payable at the rate of $12,500 per quarter beginning June 30, 1994. All payments due to date have been made in a timely manner. Quarterly payments totaling $50,000 per year are also due in the second year beginning June 30, 1995 and quarterly payments totaling $75,000 are due in the third year beginning June 30, 1996.

     For the three months ended June 30, 1995, rental income in the amount of $217,979 was received as compared with the period ending June 30, 1994, for which $204,779 was received, an increase of 6%.

     For the six months ended June 30, 1995, rental income in the amount of $439,186 was received. For the six month period ending June 30, 1994, $479,955 of rental income was received representing a 9% decrease from 1994 to 1995. The 1994 period included rental income from Marshall Manors, a property that was sold effective March 4, 1994.

     The rental amounts received from the current quarter result from the new leases which became effective on October 1, 1992 for the Colorado Properties and on May 1, 1993 for the Florida
Property.

     Interest income results from the Trust's funds being temporarily invested in such short term investments as savings accounts and certificates of deposits issued by the Trust's banks, PNC Bank of Louisville, Kentucky and BankOne Arizona of Tucson, Arizona. Also, the Trust currently has $40,000 invested in three month Treasury Bills yielding in excess of 5%. Income from these sources has been increased but is still less than 1.5% of total income.

     Gross revenues of $220,903 for the quarter ended and $445,801 for the six months ended June 30, 1995 were primarily derived from the net lease rentals received from the three Properties. Gross revenues were $204,961 for the quarter ended and $480,307 for the six months ended June 30, 1994, which represented changes of 7% or less.

     Net income of $11,431 for the quarter ended and $3,982 for the six months ended June 30, 1995 resulted from reduction of operating expenses, which included $48,602 and $97,204 of depreciation and amortization for the quarter and six months ended June 30, 1995, respectively. Net losses were $8,198 for the quarter ended and $3,591 for the six months ended June 30, 1994 representing increases from 1994 to 1995. These increases in net income from quarter to quarter and half year to half year in 1995 were due primarily to reduction of Other Operating Expenses.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $64,571 in the second quarter of 1995 compared with $53,772 in the second quarter of 1994. This quarterly increase is minimal.

     Since the future of Country View is in question and since the potential sale of the Florida Property is also in question, this impacts the liquidity and indeed the ability of the Trust to proceed as an ongoing business concern. Trust management intends to continue to do everything in its power to protect shareholder equity. Trust management feels the changes for selling the Florida Property at a market price are good. However, it currently has no strong indications of successfully leasing or selling the Country View property.


PART II   OTHER INFORMATION

ITEMS 1, 2, 3 AND 6.     NOT APPLICABLE
                         --------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The regular annual meeting of stockholders was held at 40 E. Virginia, Phoenix, Arizona, on June 24, 1995, at
11:30 a.m. (MST).

          (b) The following were elected to the Board of Directors for a one year term: Grady P. Hunter and F. Dale
Markham.

          (c) The number of votes cast in connection with the election of the directors was as follows:

		For		203,592
		Against		  8,217
		Abstain		 22,846

ITEM 5.   OTHER INFORMATION
          -----------------

          At the Board of Directors meeting, after evaluation of the Advisor by the unaffiliated Director, the Advisory Agreement between the Trust and Harbor American Capital Group was renewed for one year ending June 10, 1996.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 1995

HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY: /s/ F. Dale Markham
    ------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial Officer)