Form 10QSB
period 1995-09-30
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1995-11-14
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB
                           -----------

(MARK ONE)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                               ------------------

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to
                               ----------    ----------

Commission file number:  33-11863
                         --------


             HARBOR AMERICAN HEALTH CARE TRUST, INC.
             ---------------------------------------
(Exact name of small business issuer as specified in its charter)

          Maryland                              86-0576027
          --------                              ----------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)

      2990 N. SWAN ROAD, SUITE 228, TUCSON, ARIZONA  85712
      ----------------------------------------------------
            (Address of principal executive offices)

           Issuer's telephone number:  (520) 326-2000


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X               No
              -----------             -----------

The number of shares outstanding of the Issuer's common stock as of November 9, 1995 is 397,600.
   ----------------------------

                            FORM 10-Q

                 PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                         BALANCE SHEETS

                                     September 30,   December 31,
                                         1995            1994
ASSETS                                (Unaudited)      (Audited)
------                                -----------      ---------

Real Estate Properties:
   Land                                $  466,301     $  466,301
   Building and improvements, net
      of accumulated depreciation
      of $3,813,606 and $3,697,274
      at September 30, 1995 and
      December 31, 1994,
      respectively                      4,543,494      4,659,826

Loan costs, net                            12,111         11,184
Rent and other receivables                143,811        202,465
Cash and cash equivalents                 115,204        106,979
                                       ----------     ----------
          TOTAL ASSETS                 $5,280,921     $5,446,755
                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Mortgage notes payable                  5,140,012      5,297,096
Accounts payable and accrued
   expenses                               261,356        318,460
                                       ----------     ----------

          TOTAL LIABILITIES             5,401,368      5,615,556
                                       ----------     ----------


Stockholders' Equity:

Common stock, $.01 par value;
   10,000,000 shares authorized;
   issued and outstanding,
   397,600 shares                           3,976          3,976
Paid in capital                         3,652,823      3,652,823
Distributions in excess of
   net earnings                        (3,777,246)    (3,825,600)
                                       ----------     ----------

          TOTAL STOCKHOLDERS' EQUITY     (120,447)      (168,801)
                                       ----------     ----------


          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY       $5,280,921     $5,446,755
                                       ==========     ==========

               See Notes to Financial Statements.

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                            FORM 10-Q

                 PART I:  FINANCIAL INFORMATION

            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
                           (UNAUDITED)

                                     Three Months    Three Months
                                         Ended           Ended
                                     September 30,   September 30,
                                         1995            1994
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
REVENUES:
---------

Rental income                          $  224,019     $  202,766
Miscellaneous income                            0         13,187
Interest Income                             2,672          3,098
                                       ----------     ----------

                                          226,691        219,051
                                       ----------     ----------

EXPENSES:
---------

Depreciation and amortization              36,368         64,463
Interest expense                          118,390         79,662
Advisory fees                               7,770         14,925
Directors fees and expenses                12,895         11,800
Other operating expenses                    6,896         27,358
                                       ----------     ----------

                                          182,319        198,208
                                       ----------     ----------

INCOME/(LOSS) BEFORE INCOME
 TAXES (BENEFIT)                           44,372         20,843
                                       ----------     ----------

NET INCOME (LOSS)                      $   44,372     $   20,843
                                       ==========     ==========


NET INCOME (LOSS) PER SHARE                 $0.11          $0.05
                                       ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       397,600        397,600
                                       ==========     ==========


Distributions in excess of
   earnings - beginning of period     ($3,821,618)   ($4,028,020)

Net income/(loss)                          44,372         20,843

Distributions during the period                 0              0
                                      -----------    -----------

Distributions in excess of
   earnings - end of period           ($3,777,246)   ($4,007,177)
                                      ===========    ===========

                 See Notes to Financial Statements

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION


                      STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                     Three Months    Three Months
                                         Ended           Ended
                                     September 30,   September 30,
                                         1995            1994
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
CASH FLOWS FROM OPERATIONS:
---------------------------
Net income/(loss)                      $   44,372     $   20,843
Adjustments to reconcile net income
   to net cash provided by (used
   in) operating activities:

   Depreciation and amortization           36,368         64,463
   (Increase)/decrease in:
   Rent and other receivables              17,945         31,969
Accounts payable and accrued expenses      (7,011)       (30,497)
                                       ----------     ----------

Net cash provided by (used in)
   operating activities                    91,674         86,778
                                       ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital expenditures
Disposition of real property through
   foreclosure
                                       ----------     ----------

Net cash provided by (used in)
   investing activities                         0              0
                                       ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term borrowings          (55,002)       (58,394)
Distributions to stockholders                   0              0
                                       ----------     ----------

Net cash provided by (used in)
   financing activities                   (55,002)       (58,394)
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    36,672         28,384

CASH AND CASH EQUIVALENTS -
   Beginning of period                     78,532         41,070
                                       ----------     ----------

CASH AND CASH EQUIVALENTS -
   End of period                         $115,204        $69,454
                                       ==========     ==========

                 See Notes to Financial Statements

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

             STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                     IN EXCESS OF NET EARNINGS
                            (UNAUDITED)

                                      Nine Months     Nine Months
                                         Ended           Ended
                                     September 30,   September 30,
                                         1995            1994
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
REVENUES:
---------

Rental income                          $  663,205     $  682,721
Miscellaneous income                            0         20,377
Interest Income                             9,287          3,098
                                       ----------     ----------

                                          672,492        706,196
                                       ----------     ----------

EXPENSES:
---------

Depreciation and amortization             133,572        167,845
Loss on sale of real property                   0         22,575
Interest expense                          374,071        315,337
Advisory fees                              23,312         46,574
Directors fees and expenses                37,511         35,887
Other operating expenses                   55,672        100,726
                                       ----------     ----------

                                          624,138        688,944
                                       ----------     ----------

INCOME/(LOSS) BEFORE INCOME
 TAXES (BENEFIT)                           48,354         17,252
                                       ----------     ----------

NET INCOME (LOSS)                      $   48,354     $   17,252
                                       ==========     ==========


NET INCOME (LOSS) PER SHARE                 $0.12          $0.04
                                       ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       397,600        397,600
                                       ==========     ==========


Distributions in excess of
   earnings - beginning of period     ($3,825,600)   ($4,024,429)

Net income                                 48,354         17,252

Distributions during the period                 0              0
                                      -----------    -----------

Distributions in excess of
   earnings - end of period           ($3,777,246)   ($4,007,177)
                                      ===========    ===========

                 See Notes to Financial Statements

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION


                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                      Nine Months     Nine Months
                                         Ended           Ended
                                     September 30,   September 30,
                                         1995            1994
                                      (Unaudited)     (Unaudited)
                                      -----------     -----------
CASH FLOWS FROM OPERATIONS:
---------------------------
Net income                             $   48,354     $   17,252
Adjustments to reconcile net income
   to net cash provided by (used
   in) operating activities:

   Depreciation and amortization          133,572        167,845

   Changes in assets and liabilities:
      Rent and other receivables           58,654        (53,624)
      Accounts payable and
        accrued expenses                  (57,104)      (172,524)
                                       ----------     ----------

Net cash provided by (used in)
   operating activities                   183,476        (41,051)
                                       ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Increase in loan costs                    (18,167)        (2,500)
Disposition of real property                    0      1,683,153
                                       ----------     ----------

Net cash provided by (used in)
   investing activities                   (18,167)     1,680,653
                                       ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term borrowings         (157,084)      (167,676)
Long-term borrowings relieved
   through sale of property                     0     (1,417,131)
Distributions to stockholders                   0              0
                                       ----------     ----------

Net cash provided by (used in)
   financing activities                  (157,084)    (1,584,807)
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     8,225         54,795

CASH AND CASH EQUIVALENTS --
   Beginning of period                    106,979         14,659
                                       ----------     ----------

CASH AND CASH EQUIVALENTS --
   End of period                       $  115,204     $   69,454
                                       ==========     ==========

                 See Notes to Financial Statements

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                  NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                THE YEAR ENDED DECEMBER 31, 1994


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1993, the Trust incurred a net loss of $1,293,450. During 1994 and 1993, the Trust was unable to pay certain expenses as they became due. The Trust has a deficiency in assets of $120,447 at September 30, 1995. On March 9, 1994, the Michigan Property was sold. The Trust has three properties remaining under lease, thus limiting cash flows available to pay operating expenses. As discussed in Note 4 to the financial statements, a mortgage note on the Florida Property was originally due on March 31, 1994; however, the mortgage holder has extended the due date of the mortgage note until October 31, 1996. The Trust may be required to sell or refinance the Florida Property by the new maturity date. These factors, among others, indicate that the Trust may be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
-------------------------------------------

At September 30, 1995, the Trust owned three nursing homes (the
"Properties"), two of which are located in Colorado (the
"Colorado Properties"), and one in Florida (the "Florida
Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $92,064 at September 30, 1995 and $123,210 at December 31, 1994 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $41,920, $45,153, and $36,137 in 1995, 1996, and 1997,
respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

THE COLORADO PROPERTIES

Effective October 1, 1992, the Trust entered into three year operating leases on the two Colorado Properties (the Country View and New Life facilities) with Res-Care, Inc. ("Res-Care"). The lessee had the option to renew the leases for three, one-year terms. Res-Care did not elect to renew the lease for the Country View facility. Therefore, that lease expired on September 30, 1995. Rather than exercising the first of three one-year options to extend the lease term for the New Life facility, Res-Care negotiated with the Trust for an additional thirty month term expiring March 31, 1998.

The leases provide for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at each facility, resulting in an "adjusted monthly rent." The annual base rents at the inception of the leases were $300,396 ($25,033 per month). Beginning October 1, 1995, the base monthly rent for the New Life facility only will approximate $10,000 per month. The base monthly rent will be adjusted annually upon the issuance of a new annual fair rental allowance by the State of Colorado.

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

Minimum annual lease payments expected to be received by the Trust on all leased properties during the lease terms are as follows:

YEAR ENDED DECEMBER 31        FLORIDA     COLORADO
                              PROPERTY   PROPERTIES     TOTAL
                              --------   ----------     -----

1995                        $  547,915  $  255,297   $  803,212
1996                           547,915     120,000      667,915
1997                           547,915     120,000      667,915
1998                           182,600      30,000      212,600
                            ----------  ----------   ----------

Total                       $1,826,345  $  525,297   $2,351,642
                            ==========  ==========   ==========

The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the Lease. The Florida Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.

The Trust is contingently liable for unpaid property taxes which are the obligation of the lessees.


NOTE 4:   MORTGAGE NOTES PAYABLE
--------------------------------

                                          9/30/95      12/31/94
                                          -------      --------
Bank mortgage note - Florida Property,
payable in monthly installments of
$38,660, including interest at 10.25%,
through October 1996, at which date
the unpaid balance is due.              $3,418,402    $3,499,840

Bank mortgage note - Colorado
Properties, interest at 7%; payable
in monthly installments of $18,111,
including interest, through
September 30, 1995, at which date
the unpaid balance is due in full.
Management is currently negotiating
an extension of the loan.                1,680,945     1,756,592

Note payable to bank, interest at
prime (8.75% at September 30, 1995,
due December 20, 1995).                     40,665        40,665
                                        ----------    ----------

     Total mortgage notes payable       $5,140,012    $5,297,097
                                        ==========    ==========

The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages and assignments of the leases and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property. The bank mortgage note on the Florida Property, payable on March 31, 1994, was extended to October 31, 1996.

The remaining annual principal payment requirements on all loans are as follows:

YEAR ENDED DECEMBER 31,
-----------------------

1995 (three months remaining)                     $1,750,437
1996                                               3,389,575
                                                  ----------

     Total                                        $5,140,012
                                                  ==========

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

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($19,957 at September 30, 1995 and $31,942 at December 31, 1994) has been included in the balance sheet in the caption "Accounts payable and accrued expenses."


NOTE 6:   CASH RESERVES AND DISTRIBUTIONS TO STOCKHOLDERS
---------------------------------------------------------

Under the terms of the public offering, at least 5% of paid-in capital is required to be set aside to pay for normal repairs, replacements, working capital and contingencies. At September
30, 1995, the Trust has not met this requirement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          -----------------------------------------------
          OPERATION
          ---------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
-----------------------------------

     RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1995
     --------------------------------------------------------

     Operations for the fiscal quarter ended September 30, 1995 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. Each of these facilities is leased on long term leases and one of the leases is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care"). Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current. The loan on the Colorado Properties matured on September 30, 1995. To date, no arrangements for payment of this loan have been made. Meetings have been held with the lender, PNC Bank, Kentucky, Inc. ("PNC Bank"), of Louisville, Kentucky, and management feels the relationship with this lender is such that adequate arrangements will be made to extend said loan. If the Trust is unable to complete such extension arrangements, the Trust could lose its equity in the Colorado Properties. (See the item referenced below under the Florida Property regarding cross collateralization with the loan on the Colorado Properties).

     The lease of the Country View Nursing Home ("Country View") in Longmont, Colorado, with Res-Care, terminated on September 30, 1995. The lease of the New Life Nursing Home in Greeley, Colorado, with Res-Care, has been extended to March 31, 1998.
The Trust has been making every effort to develop an alternative use for Country View for the past two years. To date, its efforts have been unsuccessful. These efforts will continue and the property will be adequately maintained, insured and occupied by caretakers until the property is either leased or sold.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC Bank under a first mortgage loan on the Florida Property which is current in its mortgage payments. The Trust has entered into a modification of the Bayshore loan with PNC Bank that provides for extension of said loan to October 31, 1996. By said date the Trust must either secure other financing or sell the property. No assurance can be given that either option will protect the equity of the Trust. If such a sale or refinancing is not able to be successfully completed, the Trust could lose its equity in the Bayshore property, which could result in a net worth reduction that would increase the negative net worth of the Trust.

     Further, the loan on the Colorado Properties is cross collateralized with the loan on the Florida Property as evidenced by a second lien in the amount of $800,000 on the Florida Property securing the Colorado Properties debt. Current efforts are being made to sell the Florida Property so that the mortgage on the Florida Property (current balance: $3,400,000) can be paid in full and the loan on the Colorado Properties can be paid down by $800,000. The remaining debt on the Colorado Properties would then be approximately $930,000 which debt could then be serviced by the lease payments to be received from the New Life Nursing Home. Negotiations have been ongoing with the lender to secure an extension of this debt. Crucial to these negotiations is the closing of the sale of the Florida Property. No assurance can be given that this closing will occur and that the $800,000 reduction on the Colorado Properties debt will be made.

     The efforts to sell the Florida Property have resulted in a letter of intent dated October 31, 1995, being executed with Salem Housing Corporation of Fairhope, Alabama, ("Salem") as purchaser. Salem has agreed to enter into negotiations to develop a definitive contract for a purchase price of $6,000,000. If such contract is agreed on, the joint sellers will be the Trust as the seller of the fee title interest, and BHS as the seller of the leasehold interest and of the personal property.
If said contract is agreed on and performed, it could close as soon as December 31, 1995 and as late as March 31, 1996. No assurance can be given that a definitive contract will be finalized and closed and the equities in the Florida and Colorado properties thus protected.

     The Trust has received preliminary indications from a nursing home manager with whom it currently has a business relationship that the New Life Nursing Home can be converted to skilled or intermediate nursing home use if Res-Care does not enter into further lease extension negotiations at the expiration of its lease in 1998.

     A previously owned Michigan property, Marshall Manor Nursing Home, was sold effective March 4, 1994. Terms of the sale provided for the purchaser, Marshall Healthcare Investors, L.P., a Georgia limited partnership, to pay $50,000 to the Trust during the first year payable at the rate of $12,500 per quarter beginning June 30, 1994. All payments due to date have been made in a timely manner. Quarterly payments totaling $50,000 per year are also due in the second year, beginning June 10, 1995 and quarterly payments totaling $75,000 are due in the third year, beginning June 30, 1996.

     For the three months ended September 30, 1995, rental income in the amount of $224,019 was received as compared with the period ending September 30, 1994, for which $202,766 was received, an increase of 9.5%.

     For the nine months ended September 30, 1995, rental income in the amount of $663,205 was received. For the nine month period ending September 30, 1994, $682,721 of rental income was received representing a 3% decrease from 1994 to 1995. The 1994 period included rental income from Marshall Manor, a property that was sold effective March 4, 1994.

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

     Gross revenues of $226,691 for the quarter ended and $672,492 for the nine months ended September 30, 1995, were primarily derived from the net lease rentals received from the three Properties. Gross revenues were $219,051 for the quarter ended and $706,196 for the nine months ended September 30, 1994, which represented changes of 5% or less.

     Net income of $44,372 for the quarter ended and $48,354 for the nine months ended September 30, 1995 resulted after reduction of operating expenses, which included $36,368 and $133,572 of depreciation and amortization for the quarter and nine months ended September 30, 1995, respectively. Net income was $20,843 for the quarter ended and $17,252 for the nine months ended September 30, 1994 representing increases from 1994 to 1995. These increases in net income from quarter to quarter and nine months to nine months in 1995 were due primarily to reduction of Other Operating Expenses.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $91,674 in the third quarter of 1995 compared with $86,778 in the third quarter of 1994. This quarterly increase is minimal.

     Since the future of Country View is in question and since the potential sale of the Florida Property is also in question, this impacts the liquidity and indeed the ability of the Trust to proceed as an ongoing business concern. Trust management intends to continue to do everything in its power to protect shareholder equity. Trust management feels the chances of completing a sale of Florida Property at the current price indicated by the Letter of Credit are good. However, it currently has no strong indications of successfully leasing or selling the Country View property.


PART II   OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 6.  NOT APPLICABLE
                         --------------

ITEM 5.   OTHER INFORMATION
          -----------------

     A sale of the Florida Property is contemplated by a Letter of Intent dated October 31, 1995. This Letter of Intent was executed by the Trust as seller of the fee title interest and by BHS as seller of the leasehold interest with Salem Housing Corporation of Fairhope, Alabama as purchaser. The Trust, BHS and Salem will enter into negotiations to develop a definitive contract for a purchase price of $6,000,000. If such a contract is agreed on and performed, it could close as soon as December 31, 1995 and as late as March 31, 1996. No assurance can be given that a definitive contract will be finalized and closed and the equities in the Florida and Colorado properties thus protected.

                            Page 13A

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 9, 1995

HARBOR AMERICAN HEALTH CARE TRUST, INC.



By: /s/ F. Dale Markham
   ------------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial Officer)