Form 10QSB/A
period 1995-06-30
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1995-12-12
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                         FORM 10-QSB/A-1
                         ---------------

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

                    YES   X         NO
                        -----          -----

     The number of shares outstanding of the issuer's common
stock as of August 9, 1995 is 397,600.
            --------------    -------

PART II.	OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)	The following exhibits are filed as part of this report:

27	--	Financial Data Schedule

(b)	No reports on Form 8-K were filed during the quarter ended
June 30, 1995.
                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 12, 1995

HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY: /s/ F. Dale Markham
    ------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial Officer)