Form 10KSB
period 1995-12-31
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1996-04-01
CIK 810836

FORM 10-KSB
                           -----------
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(MARK ONE)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12/31/95         OR
                          --------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

COMMISSION FILE NUMBER:  33-11863
                         --------

             HARBOR AMERICAN HEALTH CARE TRUST, INC.
             ---------------------------------------
         (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  None

Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:
None (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was
required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               -      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended December 31, 1995 were $933,639.

The aggregate market value of the voting common stock, $.01 par value ("Common Stock"), held by non-affiliates of the issuer as of March 29, 1996 was $377,600. 397,600 shares of Common Stock of the registrant were outstanding as of March 29, 1996.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

Total of sequentially numbered pages:
Exhibit Index on sequential page number:

                             PART I

Item 1:   Description of Business.
          -----------------------

     (a)  General Development of Business.
          -------------------------------

     Harbor American Health Care Trust, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The principal office of the Trust is located at 2990 N. Swan Road, Suite 228, Tucson, Arizona 85712. The Trust is advised by Harbor American Capital Group, a California Limited Partnership (the "Advisor"). The Trust completed its public offering on November 3, 1989.
     During 1995 the Trust continued to own the real property, fixtures and improvements used in connection with the operation of three long term care facilities located in Florida and Colorado. These are Bayshore Convalescent Center, a 150 bed skilled and intermediate care nursing home facility located in North Miami Beach, Florida acquired as of March 1988; Country View Care Center, an 87 bed intermediate care nursing facility located in Longmont, Colorado acquired as of December 1989; and New Life Care Center, a 56 bed intermediate care nursing home facility located in Greeley, Colorado acquired as of December 1989.
     As of January 1, 1995, all the properties were leased on long term leases. The Bayshore Convalescent Center was leased to Bayshore Healthcare Services, Inc. ("BHS"). See Item 2:
                                             -----------
Description of Property, The Florida Lease.  BHS is an affiliate
- ------------------------------------------

of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Country View Care Center and New Life Care Center (the "Colorado Properties") were leased to Res-Care, Inc., a Kentucky corporation ("Res-Care"), an unaffiliated entity. On September 30, 1995, the Country View Care Center in Longmont, Colorado was vacated by Res-Care and remains unoccupied.
     The Advisor has entered into an advisory service agreement with Heritage Advisory Corporation, an Arizona corporation ("Heritage"), who is the managing general partner of the Advisor. Under the terms of this agreement, Heritage is to perform the day-to-day operations of the Trust and provide advice pertaining to investments in real estate. Heritage is the successor to Markham, Sellers & Mony, Inc., the original managing general partner of the Advisor. The stock of Heritage is wholly owned by James R. Sellers, the owner of BHS.
     The Trust's continuing plan of operation for the 1996 fiscal year (ending December 31, 1996) is as follows: The Trust intends to own, lease or sell its properties. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in health care related properties, including long term care facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See
                                                          ---
Item 6:  Management's Discussion and Analysis or Plan of
- --------------------------------------------------------
Operation.
- ---------

     The State of Colorado is interpreting certain federal Health Care Finance Agency guidelines pertaining to "active treatment" of mentally retarded, developmentally disabled ("MRDD") patients, such as those receiving care at the Colorado Properties. The State's interpretation is requiring those patients to be moved into private housing and out of institutional housing such as that offered at the Colorado Properties.
     The terms of the leases with Res-Care provide for lease payments based on the number of patients residing at the Colorado Properties as well as those placed outside of the facilities under the "Community Advantage" program.
     It is therefore management's belief that the Colorado Properties may ultimately have to be used for purposes other than the present MRDD use. By cooperating with the State of Colorado in the implementation of this program the Trust believes it will have until March 1998 to develop an alternative use for New Life Care Center in Greeley, Colorado. Trust management worked during 1995 to develop an alternative use for Country View Care Center in Longmont, Colorado. Plans were nearing completion to lease or sell the property to a juvenile corrections operator when the voters of the county in which the property is located voted to disallow future juvenile corrections facilities in the county. Other alternative uses for Country View are being considered. No assurance can be given that such alternative uses, if any, will not significantly reduce the long term value of the Colorado Properties.
     (b)  Financial Information About Industry Segments.
          ---------------------------------------------
     When financial resources are available the Trust's primary business and industry segment is to invest in health care related real properties, including long-term care facilities, medical office buildings, retirement housing facilities, psychiatric hospitals, and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust also may invest in commercial, industrial, and residential income-producing properties through similar means.
     Through December 31, 1995, all of the Trust's properties were leased to lessees either affiliated or unaffiliated with the Trust. See Item 1: Description of Business, General Development
        ---------------------------------------------------------
of Business.
- -----------

     (c)  Narrative Description of Business.
          ---------------------------------
     The Directors of the Trust manage and control the affairs of the Trust and have general responsibility and ultimate authority affecting the investments of the Trust. The Directors have engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Trust. Heritage, as the managing partner of the Advisor, is engaged primarily in real estate consulting.
     The Trust qualifies as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1985 ("Code"). As such, the Trust is not subject to federal income taxes in amounts distributed to stockholders, provided that distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions.
     For any year in which the Trust does not both (i) meet the requirements of being taxed as a REIT and (ii) elect to be taxed as a REIT, it will be taxed as a corporation. There can be no assurance that the Trust will qualify as a REIT for any specific year.
     The investment objectives of the Trust are (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders' original invested capital. When and if financial resources are available, the Trust intends to invest primarily in health care related property, including long-term care facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures, and mortgage loans. The Trust also may invest in commercial, industrial and residential income producing real properties through similar means. To the extent funds are not fully invested in real properties or mortgage loans, the Trust invests temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements,
(iv) certificates of deposit, (v) deposits in commercial banks,
(vi) participations in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies. In addition, the Trust intends to maintain working capital reserves of at least 5% of the capital contributions of the Trust. However, since the properties owned by the Trust have been reduced to three, only two of which are presently producing revenue, the reserves of the Trust at December 31, 1995 were approximately $100,000.
     The current and anticipated business of the Trust is not seasonal. The results of operations of the Trust will depend upon the availability of (i) capital to the Trust, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Trust, the Trust will be competing for acceptable investments with other financial institutions, syndicators, other REITs, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Trust in the future) that may have similar objectives to those of the Trust. The competitors may have greater resources than the Trust and greater experience than the directors or officers of the Advisor and its Affiliates.
Further, certain of the directors of the Trust and officers and directors of the general partners of the Advisor and its Affiliates are engaged for their own account or on behalf of other entities in the type of activities in which the Trust intends to be engaged. Thus the Trust could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.
     The Trust, as of December 31, 1995, did not directly employ any persons. The business of the Trust is managed by the Advisor with which the Trust has entered into an Advisory Agreement. See
                                                              ---
Item 9:  Directors, Executive Officers, Promoters and Control
- -------------------------------------------------------------
Persons; Compliance with Section 16(a) of the Exchange Act and
- ----------------------------------------------------------
Item 12.  Certain Relationships and Related Transactions.
- --------------------------------------------------------


Item 2:   Description of Property.
          -----------------------
     Bayshore Convalescent Center ("Bayshore") or the "Florida
     ---------------------------------------------------------
Property").  This property consists of a one-story structure
- ----------
built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.
     Country View Care Center ("Country View" or one of the
     ------------------------------------------------------
"Colorado Properties").  This property is a one story structure
- ----------------------
containing approximately 21,688 square feet, constructed during the early 1970's. The building is situated on two parcels of land containing approximately 9.8 acres near Longmont, Colorado. This property was operated as an intermediate care facility to serve the mentally retarded and contains 87 beds. It is currently unoccupied.
     New Life Care Center ("New Life" or one of the "Colorado
     --------------------------------------------------------
Properties").  This property is a one-story structure containing
- ------------
approximately 18,000 square feet, built in 1957. The building is located on a parcel of land containing approximately 1.09 acres, approximately 3 miles from Greeley, Colorado. This property is operated as an intermediate care nursing home facility to serve the mentally retarded and contains 56 beds.
     The Leases.  The Trust has entered into Leases under net
     ----------
lease terms on all of the properties which it has acquired. The Leases permit the lessee thereunder to operate the properties as health care facilities licensed for skilled and intermediate long term nursing services and for such additional uses as may be approved by the Trust and consented to by the appropriate mortgage lender.
     The Colorado Leases.  Effective October 1, 1992, upon
     -------------------
rejection of the original leases, the Trust entered into the Leases (the "Colorado Leases") of the Colorado Properties with Res-Care.
     The Colorado Leases had original terms of three (3) years and originally provided for three (3) one year options to extend, thus ending on September 30, 1998 if all options were exercised. The primary term of these leases expired September 30, 1995. Res-Care did not exercise the option to extend the Country View lease but did negotiate a new option to extend the New Life lease for thirty (30) months expiring March 31, 1998.
     The Trust has been seeking alternate uses for the Country View Property but has not yet finalized any arrangement. If it is unable to do so, the value of the property will be reduced. See Item 2: The Colorado Property Loan.
- ---------------------------------------

     The remaining Colorado Lease is a net lease requiring Res-Care to pay all operating expenses of the property except for "major" repairs which are the obligation of the Trust. "Major" repairs include, but are not limited to, structural repairs, repairs to the roof, walls and foundations of the buildings on the leased premises, maintenance of the electrical wiring and fixtures, plumbing, heating and air-conditioning equipment, sewage treatment plant, and repair of driveways and parking areas.
     The remaining Colorado Lease provides for a basic annual rent payable monthly (the "Annual Base Rent") equal to 115% of the "Annual Fair Rental Allowance" as determined by the State of Colorado, Health Facilities Division, or any other agency having jurisdiction over such rates ("HFD"). The Annual Base Rent is $120,022 for New Life. Upon issuance from HFD, and receipt by Res-Care of notice ("Notice") of a new Annual Fair Rental Allowance, such Annual Fair Rental Allowance shall be substituted in the calculation of Annual Base Rent effective as of the date specified in the Notice. The monthly rent is adjusted by the percentage decrease or increase in the Client Base (as defined and adjusted in this paragraph) to arrive at an adjusted monthly rent. The initial "Client Base" is deemed to be 52 at New Life which was the client population of the facilities as of August 24, 1992. Any adjustments in the monthly rent as a result of an increase or decrease in the client population of either facility (including Country View) commence the month following such increase or decrease and are based on the average daily population for such month. Furthermore, any decrease in the client population of either facility which is the result of the transfer of a client to the supported living program in the counties of Weld and Boulder, Colorado, known as Community Advantage, is not considered a population decrease for purposes of arriving at the adjusted monthly rent.
     The remaining Colorado Lease provides for fixtures and equipment to secure the landlord's interest in said lease. At termination of the lease, title to said fixtures and equipment reverts to the Trust. Res-Care is required to furnish regular monthly and annual financing reports to the Trust.
     The Florida Lease.  This lease was entered into effective
     -----------------
May 1, 1993 by the Trust with Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). BHS is owned by James R. Sellers who is an affiliate of the Advisor. This lease (the "Florida Lease") has an original term of five (5) years and provides for five (5) five-year options to extend, thus ending on March 31, 2023, if all options are exercised. The Florida Lease, as it may be extended, is a net lease requiring BHS to pay all operating expenses of the properties. Minimum rents are composed of two parts, an equity component and a debt component. The beginning equity component is $84,000 annually, payable $7,000 monthly. A provision has been made to increase the equity component amount after reviewing operations for the period from May 1, 1993, through December 31, 1993. To date, no change has been made.
The monthly debt component is an amount not less than the principal and interest payment charged by the facility first mortgage lender, presently PNC Bank, Kentucky, Inc. ("PNC Bank") of Louisville, Kentucky.
     Additional rents are also provided. Commencing on January 1, 1995, and continuing so long as the Florida Lease remains in force, additional rent shall be due in amounts equal to five percent (5%) of the difference in Net Patient Revenues, compared with Net Patient Revenues for the year ended December 31, 1994, as reported in the financial statements of the facility prepared in accordance with generally accepted accounting principles. Net Patient Revenues are defined as total revenues of the facility, including, without limitation, all ancillary fees, room and board charges, rentals and other revenue derived in any way from the operation of the facility, on an accrual basis, after deduction of allowances for contractual adjustments as they relate to third party payors and before deduction of any and all expenses. The lessee is required to present the amount defined as Net Patient Revenues in its regular financial reporting.
     The Florida Lease provides for fixtures and equipment to secure the landlord's interest in the Florida Lease. At termination of such lease, title to said fixtures and equipment reverts to the Trust. BHS is required to furnish regular monthly and annual financial reports to the Trust.
     As of December 31, 1995, real estate taxes for 1995 ($36,048.48) were due and owing on the Bayshore Convalescent Center. These are the responsibility of the lessee who has agreed to bring them current. If it does not, responsibility could shift to the Trust. Trust management is reasonably confident the lessee will bring such tax payments current.
     The Loans.  Each of the three (3) properties owned by the
     ---------
Trust was funded by a combination of cash and mortgage loans.
PNC Bank, formerly Citizens Fidelity Bank & Trust Company, holds the loans on Bayshore and on the Colorado Properties.
     The Colorado Properties Loan.  The first mortgage loan to
     ----------------------------
PNC Bank has a current balance of $1,682,278 and is paid through February 20, 1996. All payments have been kept current during 1995. The loan matured February 28, 1996. PNC Bank has verbally agreed to extend this loan to October 20, 1996 and documentation is currently being prepared to implement such extension. If the Trust were unable to finalize this extension and pay off this loan, it could lose its equity in these properties and PNC Bank could exercise its rights as a second lien holder on the Bayshore loan. No assurance can be given that the Trust will be able to complete this extension or pay off this loan. However, several previous extension agreements with PNC Bank have been completed.
     The Bayshore Loan.  The Trust is obligated to PNC Bank under
     -----------------
a first mortgage loan which has a current balance due of $3,386,028 and is paid through February 20, 1996. The current maturity date is October 31, 1996. Loan terms provide for a 15 year amortizing loan with a current fixed interest rate of 10.25% and monthly payments of $38,659. All loan payments and lease payments have been kept current since the new lease with BHS was entered into effective May 1, 1993.
     In connection with the modifications of the Colorado Properties loan in 1992, also with PNC Bank, the Bayshore Property was given as additional collateral to the extent of an $800,000 second mortgage.
     Management believes Bayshore and the Colorado Properties are adequately insured.
     Current occupancy at Bayshore is 82% and 98% at New Life.
Item 3:   Legal Proceedings.
          -----------------

     The companion cases of MMNH, Inc. v. Harbor American Health
                            ------------------------------------
Care Trust, Inc., et al, Case No. 93-454808-CZ (County of
- -----------------------
Oakland, Michigan Circuit Court, filed April 28, 1993), and
EMNH, Inc. v. Harbor American Health Care Trust, Inc., et al,
- ------------------------------------------------------------
Case No. 93-454081-CZ (County of Oakland, Michigan Circuit Court, filed April 28, 1993) (collectively, the "Michigan Cases") were settled by a Consent Judgment entered on March 2, 1994. The Michigan Cases involved claims by the plaintiffs that they had a prior perfected security interest to that of the Trust in personal property located at Marshall Manor and Eaton Manor, respectively. The plaintiffs sought possession of such property and monetary damages. The Circuit Court entered a Consent Judgment for Possession in favor of the plaintiffs permitting the plaintiffs to take possession of the personal property but without the award of any monetary damages.
     In re Health Concepts Corporation, Bankruptcy Case No.
     ---------------------------------
3-91-01798 (3) 11 (U.S. Bankruptcy Court, W.D. Ky) an adversary hearing styled Dan L. McClaren, Trustee v. Sunquest Healthcare
               -----------------------------------------------
Corporation, Bayshore Healthcare Services, Inc. and Jerry M.
- ------------------------------------------------------------
Walker, Adversary Proceeding No. 93-3083 (U.S. Bankruptcy Court,
- ------
W.D. Ky, filed September 3, 1993), was commenced alleging property operating funds were misused at the Bayshore Convalescent Center. The bankruptcy judge directed the defendants to pay to the plaintiff, the bankruptcy trustee (the "Trustee") approximately $300,000 to be used for operating expenses at the facility. Subsequently, the Trustee, upon receipt of such funds, did not use such funds to pay said expenses. The defendants sought direction from the bankruptcy judge to require the Trustee to use such funds for the payment of operating expenses of the facility, including payment of property taxes in the approximate amount of $90,000 for 1991, 1992 and the first four months of 1993. If the defendants had been successful in their request of the bankruptcy judge, the Trust, through the lessee of the Bayshore Convalescent Center, would have potentially available additional funds to assist in paying these property taxes on the Bayshore Convalescent Center. The Court ruled against the Trust and BHS, and an appeal was filed. In May 1995, the parties agreed to a settlement wherein the Trust received $57,542.41 which it used to help bring these tax payments current.
     On March 22, 1994, the Colorado Department of Health, Division of Administration (the "Division") issued a Notice of Violation and Cease and Desist Order (the "Notice/Order") in
In the Matter of:  Harbor American Health Care Trust, Inc.
- ----------------------------------------------------------
Wastewater Treatment Facility CDPS Permit No. CO-0042021 Weld
- -------------------------------------------------------------
County, Colorado.  The permit (the "Permit") referred to above
- ----------------
relates to the wastewater treatment system (the "System") at Country View Care Center in Longmont, Colorado. The Notice/Order alleged that in connection with monthly discharge monitoring reports based on influent and effluent samples from the System, the Trust was in violation of maximum effluents and concentrations of tested substances, and required minimum removals of tested substances. The Notice/Order, among other items, required (i) the undertaking of immediate measures necessary to cease and desist the violations, (ii) within 60 days, the submission of an engineering report to the Division identifying structural corrections to the System and the costs and timing related thereto, and (iii) notification to the Division of the Trust's intent to comply with the Notice/Order within ten days. Violations of the Permit or the Notice/Order could have resulted in civil penalties of up to $10,000 per day. Criminal penalties could have been imposed for reckless, knowing, intentional or criminally negligent discharge of pollutants into Colorado waters. The Trust complied with all immediate requirements and requested a hearing to challenge the Notice/Order. Subsequently on March 2, 1995, the Trust agreed to a Settlement and Stipulated Order (the "Settlement") which provides as follows:
     a. That the Trust neither admits nor denies the violations cited in the Notice/Order.
     b. That the Division agrees to petition the Executive Director, or her designee, to impose a civil penalty of $5,000.00 for the violations cited in the Notice/Order of March 22, 1994.
     c. That the Trust agrees not to contest the amount of the civil penalty and to pay $5,000.00 to the State of Colorado within 30 days after the date of issuance of an Order for Civil Penalty.
     d. That the Division agrees that by signing the Order, it will be deemed to have petitioned the Executive Director, or her designee, to impose a civil penalty of $5,000.00.
     e. That the Division agrees that once the penalty is formally imposed and is paid in full, the Notice/Order of March 22, 1994, will be assigned a closed status and no further action will be taken relative to the violations cited therein.
     f. That the Order has the same effect and force as a final Cease and Desist Order or Clean-up Order issued pursuant to section 25-8-605 and 606, Colorado Revised Statutes ("C.R.S."). Violation of any term contained therein is subject to action under section 25-8-605 to 25-8-608, C.R.S.
     g. That the Order becomes effective and the penalty will be imposed once it is signed by all parties including the Executive Director, or her designee.
     On March 2, 1995, the Settlement was executed by the appropriate authorities for the Colorado Department of Public Health and Environment. On March 21, 1995, the $5,000 penalty was paid and the case was closed.
Item 4:   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                             PART II
Item 5:   Market for Common Equity and Related Stockholder
          ------------------------------------------------
          Matters.
          --------

     (a)  Market Information.
          ------------------
     There is no established market for the Trust's shares of Common Stock and it is unlikely that a market for such shares will develop. If a market does develop, it is anticipated that it will be in the over-the-counter market. To date, the Trust has not selected any market makers for its shares. Since the final number of shareholders is significantly smaller than the amount anticipated by the original offering, it is unlikely the stock will be quoted on the NASDAQ system.
     Based on representations made to the Advisor by the transfer agent of the shares of the Trust no sales occurred during 1993, 1994 or 1995. The transfer agent advised that in 1992 very limited sales occurred, the high and low bid quotations for which were $9.75 per share.
     (b)  Holders.  As of March 15, 1996, there were 397,600
          -------
shares of Common Stock outstanding, which were owned of record by
410 holders.
     (c)  Dividends.  The Trust last declared dividends on the
          ---------
Common Stock in the amount of $0.06 per share in May 1992.
Unless property sales or leases are made in 1996 which result in receipt by the Trust of sale or lease proceeds, there will not likely be cash available for distributions for purposes of declaring and paying any dividends in 1996. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M, of Chapter 1 of the Code and regulations and rules promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

Item 6:   Management's Discussion and Analysis or Plan of
          -----------------------------------------------
Operation.
- ---------

     (a)  Plan of Operation.
          ------------------
          Not applicable.

     (b)  Management's Discussion and Analysis of Financial
          -------------------------------------------------
Condition and Results of Operations.
- -----------------------------------
     For the year ended December 31, 1995, the Trust had net income of $183,020, or $0.46 per share, as compared to net income of $84,967, or $0.21 per share for 1994. The increase in net income was due primarily to credits for directors' fees that were waived and over-accrued in past years.
     Rental revenues increased slightly from $908,100 in 1994 as compared to $911,512 in 1995.
     Interest and other income in 1995 was $22,127 as compared with $28,664 in 1994. This decrease was primarily due to lower interest rates on slightly lower principal balances.
     Interest expense was down slightly to $469,411 for 1995 as compared to $482,530 in 1994.
     Other operating expenses increased to $84,056 in 1995 from $69,662 in 1994, due primarily to utility and maintenance costs at Country View Care Center previously borne by Res-Care.
     Liquidity.  The Trust has relied solely on rental income to
     ---------
pay its expenses in 1995 and 1994. Cash flows provided by operations were $337,660 in 1995 and $91,901 in 1994. One reason for the increase in cash flows from 1994 to 1995 was the renegotiation of the loans with PNC Bank with respect to the Colorado Properties to reflect interest-only payments. Because of the expiration of the Country View lease on September 30, 1995, cash flows during calendar year 1996 can be expected to be reduced by approximately $200,000.
     Colorado Properties' lease payments by Res-Care, since inception of the new leases on October 15, 1992, have been made in a timely manner, and thus mortgage payments have also been made in a timely manner. The Country View lease with Res-Care expired on September 30, 1995; however, the New Life lease was extended to March 31, 1998. Unless an alternative use can be obtained for Country View, the equity in the Colorado Properties could be diminished. This could negatively impact the net carrying value of $805,938. Although the Trust management and Advisor are making every effort to secure alternative uses for Country View and eventually for New Life, no assurance can be given that these efforts will be successful.
     Lease payments by BHS, since inception of the new lease on May 1, 1993, have also been made in a timely manner and, again, mortgage payments have thus been made on a timely basis. This lease provides approximately $80,000 per year in cash flow (the difference between lease payments received and mortgage payments made). These combined cash flows are the only source the Trust has to maintain minimal liquidity for payment of past due real estate taxes and such administrative costs as legal and accounting, liability insurance, and the Advisor and Directors' fees. Currently, Directors' fees in the amount of $29,400 each are accrued and being paid as cash becomes available. $10,000 was paid to each of the current Directors in 1995 and $11,000 of the $29,400 has been paid so far in 1996. A former director, Mark C. Jones, was paid $7,500 in 1995 and waived a balance due of $13,800.
     Under the terms of the public offering, at least 5% of paid in capital is required to be set aside to pay for working capital and contingencies. At December 31, 1995, the Trust has not met this requirement. The reserve fund presently has approximately $100,000 for such working capital and contingencies. See Item 3:
                                                      -----------
Legal Proceedings.
- -----------------

     Much national attention is currently focused on health care reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from any significant health care reform.

Item 7:   Financial Statements.
          --------------------

     The financial statements are listed under Item 13:  Exhibits
                                                         --------
and Reports on Form 8-K.  Such financial statements are included
- -----------------------
herein beginning on Page F-1.

Item 8:   Changes in and Disagreements With Accountants on
          ------------------------------------------------
Accounting and Financial Disclosure.
- -----------------------------------

     On January 17, 1995, the Trust dismissed Deloitte & Touche L.L.P. ("D&T") as its independent accountants. The decision to change accountants was approved by the Board of Directors. There were no disagreements between D&T and the Trust, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. The Trust has engaged La Voie, Clark, Charvoz & May, P.C. of Tucson, Arizona as the auditor for the years ending December 31, 1994 and 1995.

                            PART III
Item 9:   Directors, Executive Officers, Promoters and Control
          ----------------------------------------------------
Persons; Compliance with Section 16(a) of the Exchange Act.
- ----------------------------------------------------------

     General.  The Directors of the Trust are responsible for the
     -------
management and control of the affairs of the Trust but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Trust. The Advisor also serves as a consultant in connection with the investment policy decisions made by the Directors and supervises, subject to direction of the Directors, the day-to-day operations of the Trust. The Bylaws of the Trust provide that a majority of the Trust's Directors must be unaffiliated with the Advisor and its affiliates ("Unaffiliated Directors"). The remaining Directors may be affiliates of the Trust ("Affiliated Directors").
Further, the Bylaws provide that the Trust should have five Directors; however, at this time, no qualified or willing persons to become Directors have been located. The Trust had four Directors as of December 31, 1993: Melvin Himelstein, Grady P. Hunter, and Mark C. Jones were Unaffiliated Directors. F. Dale Markham, as President of the Trust, is an Affiliated Director. Mark C. Jones submitted his resignation effective as of June 30, 1994. Melvin Himelstein submitted his resignation effective as of January 18, 1995. As a result, the Trust presently has two Directors, only one of whom may be considered an Unaffiliated Director.
     Officers and Directors of the Trust.
     -----------------------------------
     The Directors and principal officers of the Trust and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, are as follows: Grady P. Hunter, age 63, has served as a Director of the Trust since its formation in 1987. Mr. Hunter has been Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania ("LAS") since April 1991. LAS is one of the oldest and largest owners and operators of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania.
     From January 1988 until April 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long-term care and assisted living facilities for the frail elderly.
     Mr. Hunter served as Executive Vice President and division Chief Executive Officer for Stanley Smith Security, Inc. from 1973 to 1987. "Smith" is one of the top ten international contract and consulting services companies providing electronic, transportation, security, manpower and facility operations support services.
     F. Dale Markham, age 67, has served as the President of the Trust since May 16, 1991. He formerly served as Vice President and Secretary, and has been a Director of the Trust since its inception in 1987. From 1991 until his retirement effective December 31, 1994, he was a Mortgage Banking Consultant and Founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1992, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the Advisor and a Sponsor of the Trust. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm, from 1974 to 1982. He has been involved in mortgage banking and real estate activities since 1957.
     Mr. Markham was discharged from a Chapter 7 bankruptcy in July of 1991. His bankruptcy had no material impact on his ability to properly discharge his duties as an officer and director.
     Marvin Mony was elected Secretary of the Trust on April 3,
1992.
     Officers and Directors of the Advisor.
     -------------------------------------
     James R. Sellers, age 62, is the President and sole stockholder of Heritage Advisory Corporation, the Managing General Partner of the Advisor.
     Heritage has been the Managing General Partner of the Advisor since July 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers has been Senior Vice President of Keystone Capital Group, Inc., an Arizona based mortgage banking firm since May 1993. Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based
mortgage banking firm, from July 1990 until May 1993.   From 1982
to 1990, he served as Executive Vice President, a Director, and a principal stockholder of MSM, the original Managing General Partner of the Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.
     Mr. Sellers filed a voluntary petition for protection against creditors under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, District of Arizona, on March 26, 1991. He was discharged from this bankruptcy in July of 1991. His bankruptcy had no material impact on his ability to properly discharge his duties as an officer and director of the Advisor nor to manage the day-to-day affairs of the Trust.
     Thomas G. Chase, age 43, has served as President and director of Health Concepts Advisory Company ("HCAC") since its formation in 1986. HCAC is the other General Partner of the Advisor, although it has been inactive in the affairs of the Trust since the Health Concepts Corporation ("HCC") and affiliated bankruptcy filings in May of 1991, the affiliates having been the former lessees of the Trust properties until the discharge of such bankruptcies. He was also a stockholder and a director of HCC and served as its Executive Vice President and Secretary from 1988 until 1993. He served as Executive Vice President of a division of HCC from 1984 to 1985. From 1979 until his affiliation with HCC in 1984, Mr. Chase was employed by the predecessor of Deloitte & Touche, Louisville, Kentucky, an international firm of certified public accountants, where he was a Senior Management Consultant providing services to clients in health care, elderly housing, financial institutions and other industries.
     Edward L. Turney, age 58, is the Secretary/Treasurer and a director of HCAC. He served as President, Treasurer and a Director of the Trust from its inception until his resignation on May 16, 1991. Mr. Turney has been the President, a director, and a principal stockholder of HCC, a sponsor of the Trust, since it was founded by him in 1983.

Item 10:  Executive Compensation.
          ----------------------

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant of the President and Treasurer of the Trust for the last three fiscal years ending December 31, 1995. F. Dale Markham, President and Treasurer of the Trust, was the only executive officer of the Trust compensated by the Trust for services rendered to the Trust during the fiscal years of the Trust ended December 31, 1995, 1994 and 1993, respectively.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation

Name and Principal
    Position               Year    Total Compensation(1)
- ------------------         ----    ---------------------

F. Dale Markham,
President and Treasurer    1995    $17,800 accrued, $10,000 paid
                           1994    $19,300 accrued, $4,000 paid
                           1993    $23,800 accrued, $6,500 paid

_______________

(1) Includes director's fees payable annually in the amount of $11,000 per year and additional compensation for additional time contributed with respect to the management of the Trust ("Special
Fees").

     The Trust paid or accrued annual directors' fees of $11,000 each to the Directors in 1995, plus a fee of $800 each for one Directors' meeting attended in person. In 1996, $11,000 in accrued Directors' fees and $10,500 in accrued Special Fees have been paid to Mr. Markham.
     The Advisor is required to distribute to each Unaffiliated Director, as additional compensation, 1,000 shares of Trust Common Stock for each of the first three fiscal years of the Trust. The Advisor has neither purchased any such shares from the Public Offering nor has it purchased any such shares from broker dealers since the termination of the Public Offering. Discussions between the Advisor and the remaining Unaffiliated Director have been held as to the elimination of this distribution to the Unaffiliated Director; however, no final agreement has been reached with respect to this form of compensation.
     Mr. Himelstein, in his resignation and of his own volition, waived all accrued and past due fees. On June 26, 1995, Mr. Jones offered to accept $7,500 cash in lieu of past due directors' fees of $16,300. The Directors approved this offer and payment was made on July 5, 1995. Both Messrs. Jones and Himelstein further waived any rights to the distribution of Trust Common Stock referred to above.
     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates. Although directors and officers affiliated with the Advisor are remunerated indirectly by their relationship to the Advisor and its affiliated companies, the Trust agreed to pay Mr. Sellers' company, Heritage Advisory Corporation, the sum of $3,000 per month beginning May 1, 1992, for an indefinite period. Mr. Sellers voluntarily reduced the monthly payment to $2,000 per month beginning August 1, 1993; to $1,600 per month beginning November 1993; and to $1,000 per month beginning April 1, 1994, which continues and is expected to continue until the Colorado Properties are sold, leased or otherwise disposed. See Item 12:
                                                    ------------
Certain Relationships and Related Transactions.
- ----------------------------------------------
     In connection with the extension of the Bayshore loan with PNC Bank, Heritage Advisory Corporation was paid on April 18, 1995, the sum of $8,817 (one-fourth of 1% of the loan amount of $3,527,104) for negotiation of such extension. No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 1995.
Item 11:  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
Management.
- ----------

     The following table sets forth as of March 17, 1996, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.


                 NAME AND ADDRESS         AMOUNT & NATURE
                  OF BENEFICIAL            OF BENEFICIAL     PERCENT
TITLE OF CLASS        OWNER                  OWNERSHIP       OF CLASS
- --------------   ----------------         ---------------    --------

Common Stock,    Harbor American          20,000 Shares (1)    5.03%
$.01 par value    Capital Group, a
                  California Limited
                  Partnership
                 2990 N. Swan, Suite 228
                 Tucson, AZ  85712

Common Stock,    Herbert W. Owens         40,000 Shares       10.06%
$.01 par value   1820 South 35th Avenue
                 Phoenix, AZ  85009

Common Stock,    Grady P. Hunter                (2)             xxx
$.01 par value   1323 Freedom Road
                 Mars, PA  16046

Common Stock,    F. Dale Markham                (1)             xxx
$.01 par value   Rte. 4, Box 9712 E
                 Showlow, AZ  85901

Common Stock,    James R. Sellers               (1)             xxx
$.01 par value   6601 N. Montezuma Dr.
                 Tucson, AZ  85718

Common Stock,    Edward L. Turney               (1)             xxx
$.01 par value   1403 Old Harrods Creek Rd.
                 Louisville, KY  40223

Common Stock,    All Directors and          (1) and (2)         xxx
$.01 par value   Officers of the Trust

     (1) The Advisor owns of record and beneficially 20,000 shares of Common Stock. The former managing general partner of the Advisor, MSM and HCAC, one of the current general partners, HCC (the sole shareholder of HCAC) and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, Marvin Mony and James R. Sellers) and HCC (Edward L. Turney) may also be deemed to be beneficial owners of the shares of Common Stock owned of record by the Advisor.
     (2) The Advisor had previously agreed to distribute to each Unaffiliated Director, as additional compensation, 1,000 shares of Trust Common Stock for each of the first three fiscal years of the Trust. As of the date hereof, the Advisor has neither purchased any such shares from the Public Offering nor has it purchased such shares from broker dealers since the termination of the Public Offering. Discussions between the Advisor and the Unaffiliated Director have been held as to the elimination of this distribution to the Unaffiliated Director; however, no final agreement has been reached with respect to this form of compensation.

Item 12:  Certain Relationships and Related Transactions.
          ----------------------------------------------

     The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 1995. The Advisor; the present managing general partner, Heritage; the former managing general partner of the Advisor (MSM); a present general partner of the Advisor (HCAC); HCC (the sole shareholder of
HCAC); and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, Marvin Mony and James R. Sellers); and present officers, directors and shareholders of HCC (Thomas G. Chase and Edward L. Turney); and of Heritage (James R. Sellers) may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.
     Acquisition Fees.  The Advisor receives acquisition fees
     ----------------
with respect to each real property purchased by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 1995, and therefore no acquisition fees were paid.
     Advisory Fee.  During the fiscal year ended December 31,
     ------------
1995, the Trust paid Advisory Fees to the Advisor in the amount of $18,100. An audit requested by the Advisor of the calculations of the Advisory Fees paid in 1991, 1992, 1993 and 1994 indicated a combined overpayment of $8,984 as of December 31, 1994. Accordingly, the Advisor reduced the monthly payment in 1995 to $500 per month until such time as the overpaid amount was reduced to zero. This was completed by May 1995. For the period from January 1, 1996, through March 15, 1996, the Trust paid Advisory Fees to the Advisor in the amount of $6,900. James R. Sellers is the owner of Heritage which is the managing general partner of the Advisor. Further, he is the owner of BHS, which serves as lessee of the Florida Property. During 1995, BHS paid lease rentals of $547,914.60 to the Trust.

Item 13:  Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Documents filed as part of this Report.
          --------------------------------------
     1.   The following financial statements are filed as a part
of this Report on the pages indicated:
                                              Form 10-KSB
                                                    Page
                                                    ----

  Independent Auditors Report                       F-1
  Balance Sheets                                    F-2
  Statements of Operations                          F-3
  Statements of Stockholders' Equity                F-4
  Statements of Cash Flows                          F-5
  Notes to Financial Statements                     F-6
     (b)  Reports on Form 8-K.
          -------------------

     None.

     (c)  Exhibits.
          --------

     See attached list of Exhibits.

                  INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Harbor American Health Care Trust, Inc.
Tucson, Arizona


We have audited the accompanying balance sheets of Harbor American Health Care Trust, Inc. as of December 31, 1995 and 1994, and the related statements of income (with reconciliation of distributions in excess of net earnings), and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor American Health Care Trust, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in
Note 1 to the financial statements, the accumulation of losses and carrying costs of an unleased facility raise a substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Tucson, Arizona
March 15, 1996

                HARBOR AMERICAN HEALTH CARE TRUST, INC.
              FORM 10-KSB, PART I: FINANCIAL INFORMATION


                            BALANCE SHEETS


                                          As of December 31,
                                    ------------------------------
                                        1995              1994
                                    ------------      ------------
ASSETS:
- ------

Real Estate Properties:
 Land                               $   466,301       $   466,301
 Building and improvements, net of
   accumulated depreciation of
   $3,847,408 and $3,697,274 at
   December 31, 1995 and 1994,
   respectively                       4,509,692         4,659,826

Loan costs, net                           5,860            11,184
Prepaid expenses                         16,432
Rent and other receivables               77,796           202,465
Cash and cash equivalents               198,061           106,979
                                    -----------       -----------

      TOTAL ASSETS                  $ 5,274,142       $ 5,446,755
                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------

Mortgage notes payable              $ 5,068,685       $ 5,297,096
Accounts payable and accrued
 expenses                               191,238           318,460
                                    -----------       -----------

      TOTAL LIABILITIES               5,259,923         5,615,556
                                    -----------       -----------

Stockholders' Equity:

  Common stock, $.01 par value,
   10,000,000 shares authorized,
   397,600 shares issued and
   outstanding                            3,976             3,976
  Paid in capital                     3,652,823         3,652,823
  Distributions in excess of
   net earnings                      (3,642,580)       (3,825,600)
                                    -----------       -----------

      TOTAL STOCKHOLDERS' EQUITY         14,219          (168,801)
                                    -----------       -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $ 5,274,142       $ 5,446,755
                                    ===========       ===========








                   See Notes to Financial Statements

                HARBOR AMERICAN HEALTH CARE TRUST, INC.
              FORM 10-KSB, PART I: FINANCIAL INFORMATION


                         STATEMENTS OF INCOME


                                       Years Ended December 31,
                                    ------------------------------
                                        1995              1994
                                    ------------      ------------
REVENUES:
- --------

Rental income                       $   911,512       $   908,100
Interest and other income                22,127            28,664
                                    -----------       -----------

                                        933,639           936,764
                                    -----------       -----------

EXPENSES:
- --------

Depreciation and amortization           173,625           201,510
Interest expense                        469,411           482,530
Advisory, directors fees
 and expenses                            23,527            98,095
Other operating expenses                 84,056            69,662
                                    -----------       -----------

                                        750,619           851,797
                                    -----------       -----------

NET INCOME                          $   183,020       $    84,967
                                    ===========       ===========


Net income per share                      $0.46             $0.21
                                    ===========       ===========

Weighted average shares outstanding     397,600           397,600
                                    ===========       ===========




Reconciliation of distributions
 in excess of net earnings:

 Beginning of year                  $(3,825,600)      $(3,910,567)

 Net income                             183,020            84,967
                                    -----------       -----------

 End of year                        $(3,642,580)      $(3,825,600)
                                    ===========       ===========









                   See Notes to Financial Statements
                                -3-

                HARBOR AMERICAN HEALTH CARE TRUST, INC.
              FORM 10-KSB, PART I: FINANCIAL INFORMATION


                       STATEMENTS OF CASH FLOWS


                                       Years Ended December 31,
                                    -----------------------------
                                        1995              1994
                                    -----------       -----------
CASH FLOWS FROM OPERATIONS:
- --------------------------

Net Income                          $  183,020        $   84,967

Adjustments to reconcile net income
 to net cash provided by (used for)
 operation activities:
 Depreciation and amortization         173,625           201,510
 (Increase)/Decrease in:
 Rent and other receivable             124,669           (73,659)
 Prepaid expenses                      (16,432)
 Accounts payable and
   accrued expenses                   (127,222)         (118,917)
                                    ----------        ----------

Net cash provided by
 operating activities                  337,660            91,901
                                    ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------

Sale of real estate properties                         1,646,144
                                    ----------        ----------

Net cash provided by investing
 activities                                            1,646,144
                                    ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------

Payments on mortgage notes payable    (228,412)       (1,645,725)
Increase in loan costs                 (18,166)
                                    ----------        ----------

Net cash used in financing
 activities                           (246,578)       (1,645,725)
                                    ----------        ----------

CASH AND CASH EQUIVALENTS:
- -------------------------

Increase during year                    91,082            92,320

Beginning of year                      106,979            14,659
                                    ----------        ----------

End of year                         $  198,061        $  106,979
                                    ==========        ==========



Cash paid during the year
 for interest                       $  485,712        $  472,818
                                    ==========        ==========




                  See Notes to Financial Statements.

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- ----------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

     Harbor American Health Care Trust, Inc. (the "Trust") is a Real Estate Investment Trust ("REIT"). The affairs of the Trust are managed by its Advisor, Harbor American Capital Group, a California Limited Partnership (the "Advisor").
     The Trust engages in leasing health care facilities (nursing homes and intermediate care nursing facilities for the mentally retarded developmentally disabled) under long-term leases.

     The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two under lease, thus limiting cash flows available to pay operating expenses. As discussed in
     Note 4 of the financial statements, a mortgage note on the Colorado Properties was due on February 20, 1996. These factors, among others, indicate that the Trust may be unable to continue as a going concern for a reasonable period of time.

     Management's plans include continuing to seek sources to refinance the loan on the Florida Property and/or to sell the Florida Property, developing alternative uses to retain the economic viability of the Colorado Properties and minimizing operating costs. On sale of this property, the State of Florida will require refunding of amounts paid under Medicare and Medicaid to the extent of depreciation recapture totalling approximately $565,000. This accordingly reduces the potential proceeds which might result from the sale.

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of the liabilities that might be necessary should the Trust be unable to continue as a going concern.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Trust considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. Cash at December 31, 1995 includes
     $120,000 invested in 90 day U.S. Treasury bills.

     Buildings and Improvements - Depreciation of these assets is computed on the straight-line method over the useful lives of the assets, estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value.

     Loan Costs - Deferred costs are being amortized on the straight-line method over a 60 month period.

     Revenue Recognition - Rental income from operating leases is recognized as earned over the life of the lease agreements.

     Income Taxes - Management is of the opinion the Trust qualifies as a REIT under the Internal Revenue Code. As such, the Trust is not subject to federal income taxes in amounts distributed to stockholders, provided that distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets other certain conditions.

     Use of Estimates - Management has made certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------

3.   REAL ESTATE PROPERTIES AND LEASES

     At December 31, 1993, the Trust owned four nursing homes ("the Properties"), one of which was located in Michigan ("the Michigan Property"), two in Colorado ("the Colorado Properties"), and one in Florida ("the Florida Property"). The Michigan property was sold on March 9, 1994.

     At December 31, 1995, the carrying values of the Properties are as follows:

                                    Colorado       Florida
                                   Properties      Property      Total
                                   -----------   -----------  -----------
     Cost:
       Land                        $    73,106   $   393,195  $   466,301
       Buildings and improvements    3,673,784     4,683,317    8,357,101
     Accumulated depreciation         (849,952)     (906,459)  (1,356,409)
     Writedown to net realizable
       value                        (2,491,000)                (2,491,000)
                                   -----------   -----------  -----------

     Net Carrying Value            $   805,938   $ 4,170,055  $ 4,975,993
                                   ===========   ===========  ===========

     The Trust entered into a new lease on the Florida property effective May 1, 1993. The new lease of the Florida property (the "Successor Lease") is owned by a former director and officer of the Trust, who is also the president and sole stockholder of Heritage Advisory Corporation, the managing general partner of the Advisor.

     THE MICHIGAN PROPERTIES

     The Trust sold the Marshall Manor facility on March 9, 1994.
     The carrying value of the Marshall Manor facility was reduced by $112,000 during 1993 to the amount realized on the sale. Accordingly, no gain or loss on sale was recognized during 1994.

     Included in the caption "Rent and other receivables" is the discounted contract balance of $81,290 at December 31, 1995 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500 has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $45,153 and $36,137 in 1996 and 1997, respectively. The note is subordinated to other debt secured by the Marshall Manor property.

     THE COLORADO PROPERTIES

     Effective October 1, 1992, the Trust entered into three year operating leases with Res-Care, Inc. ("Res-Care"). The lessee had the option to renew the leases for three, one year terms. The leases provided for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at each facility, resulting in an "adjusted monthly rent". The annual base rents at the inception of the leases were $300,396 ($25,033 per month). The base monthly rent is adjusted annually upon the issuance of a new annual fair rental allowance by the State of Colorado.

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------

     The Country View lease with Res-Care expired on September
     30, 1995.  The New Life lease was extended to March 31,
     1998.

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

     It is management's belief that the Colorado Properties will have to be used for purposes other than the present MRDD use, after the expiration of the initial three year lease term. Accordingly, the carrying value of the Colorado Properties were reduced to the amounts expected to be realized upon disposition of the properties by a previous charge to operations.

     On March 22, 1994, the Colorado Department of Health, Division of Administration (the "Division") issued a Notice of Violation and Cease and Desist Order (the "Order") to the Trust. The Order alleged that in connection with monthly discharge monitoring reports, based on influent and effluent samples from the wastewater treatment system at one of the Colorado Properties, the Trust was in violation of maximum effluents and concentrations of tested substances, and required minimum removals of tested substances. The Order, among other items, required the Trust to submit an engineering report within 60 days to the Division identifying structural corrections to the system and the costs and timing related thereto. The Trust satisfied all requirements of the Order, paid a $5,000 penalty in March 1995, and does not expect to incur any further costs to repair the system.

     THE FLORIDA PROPERTY

     Effective May 1, 1993, management entered into a new five year lease with a Successor Lessee. The Successor Lessee has the option to renew for five, five year terms. The lease provides for monthly rentals, consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Commencing January 1, 1995, additional rents may be earned, equal to 5% of the incremental net patient revenue increase over the 1994 base year. No additional rent has been earned or paid to date.

     MINIMUM ANNUAL LEASE PAYMENTS

     Minimum annual lease payments expected to be received by the Trust during the lease terms are as follows:

     Year Ended             Florida      Colorado
     December 31            Property    Properties       Total
     -----------          -----------   -----------   -----------

     1996                 $   547,915   $   149,275   $   697,190
     1997                     547,915       149,275       697,190
     1998                     182,600        37,319       219,929
                          -----------   -----------   -----------

                          $ 1,278,430   $   335,869   $ 1,614,299
                          ===========   ===========   ===========

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------

     The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the lease. The Florida
     Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.

     The Trust is contingently liable for unpaid property taxes, which are the contracted obligation of the lessees, for an amount totaling approximately $70,000 at December 31, 1995.

     Fair value of financial instruments - The carrying values of the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.


4.   MORTGAGE NOTES PAYABLE

                                               December 31,
                                        --------------------------
                                            1995           1994
                                        ------------   ------------
     Bank mortgage note - Colorado
       Properties, interest at 8.5%;
       payable in monthly installments
       of $18,111, including interest,
       through February 28, 1996, at
       which date the unpaid
       balance is due                   $ 1,673,977    $ 1,756,592
     Bank mortgage note - Florida
       Property, payable in monthly
       installments of $38,660,
       including interest at 10.25%
       through October 31, 1996, at
       which date the unpaid balance
       is due                             3,394,708      3,499,840
     Note payable to bank, interest at
       prime, due December 20, 1995                         40,665
                                        -----------    -----------

     Total, all current                 $ 5,068,685    $ 5,297,097
                                        ===========    ===========

     The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages, assignments of the leases and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property.

     The Bank mortgage notes - Colorado and Florida Properties. The loan on the Colorado properties is due February 28, 1996. The Bank has extended the loan on the Florida property to October 31, 1996. In the event the bank elects not to extend the terms of the loans beyond their due dates, and exercises its right to call the loan, the Trust would seek alternative sources of financing or liquidate the properties to satisfy the debt. There is no assurance that the Trust, if required to liquidate the property, would be able to realize the carrying value of the property. No provision for loss, if any, that may result upon the resolution of the status of the mortgage loans has been made in the accompanying financial statements.

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                               December 31,
                                        --------------------------
                                            1995           1994
                                        ------------   ------------
     Accounts payable                    $  31,750      $  27,500
     Accrued interest                        5,546         28,398
     Accrued directors fees                 58,800        111,150
     Accrued property taxes                 72,785        119,470
     Deferred lessee concessions            22,357         31,942
                                         ---------      ---------

     Total                               $ 191,238      $ 318,460
                                         =========      =========

6.   RELATED PARTY TRANSACTIONS

     The Trust has entered into an agreement with the Advisor to provide various services to the Trust in exchange for fees, as follows:

     o Advisory fees at an annual rate of .3% of average invested assets, as defined; additional fees may be paid based on earnings. The Trust incurred advisory fees of $27,266 and $24,609 during 1995 and 1994, respectively.

     o Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust has incurred no such fees during 1995 and 1994.

     o Incentive advisory service fees, payable annually in an amount equal to 5% of cash available for distribution to stockholders for the fiscal year. The Advisor has agreed to subordinate its incentive advisory fee to a cumulative noncompounding return to the stockholders of 12% on average adjusted invested capital beginning November 3, 1991, one year after the termination of the initial public offering. The Trust has incurred no incentive advisory fees to date.

     o Mortgage servicing fees, at varying rates dependent upon the types of loans serviced. The Trust has incurred no mortgage servicing fees to date.

     During 1995 and 1994, the Trust paid $14,000 and $25,000, respectively, as compensation for managing the affairs of the Trust to the President and sole stockholder of Heritage Advisory Corporation, the managing general partner of the Advisor who is also the sole stockholder of the Successor Lessees.

     Leasing transactions with related parties are described in Notes 3 and 4.

     In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease and has been classified in the balance sheet as deferred lessee concessions (Note 5).

     On January 24, 1996 the Board of Directors waived previously accrued directors' and special fees totaling approximately $46,000 as of December 31, 1994. Additional fees totaling approximately $31,000, which were previously accrued during the year ended December 31, 1995, were also waived. These amounts increased current year income by $77,000 or $.19 per share.

HARBOR AMERICAN HEALTH CARE TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------


7.   CASH RESERVES

     Under the terms of the public offering, at least 5% of paid-in capital is required to be set aside to pay for working capital and contingencies. At December 31, 1995, the Trust has not met this requirement.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1996    HARBOR AMERICAN HEALTH CARE TRUST, INC.



                         By: /s/ F. Dale Markham
                             -----------------------------------
                             F. Dale Markham, President and
                             Treasurer (Principal Executive,
                             Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Dated: March 29, 1996    By: /s/ F. Dale Markham
                             -----------------------------------
                             F. Dale Markham, Director,
                             President, Treasurer (Principal
                             Executive, Financial and
                             Accounting Officer)


Dated: March 29, 1996    By: /s/ Grady P. Hunter
                             -----------------------------------
                             Grady P. Hunter, Director

Supplemental Information to be Furnished with Reports Filed
- -----------------------------------------------------------
Pursuant to Section 15(d) of the Exchange Act by Non-reporting
- --------------------------------------------------------------
Issuers.
- -------

     No annual report or proxy material has been sent to the Trust's stockholders. An annual report and proxy material will be sent to the Trust's stockholders subsequent to the filing of this Form 10-KSB. The Trust shall furnish to the Securities and Exchange Commission four copies of any annual report or proxy material that is sent to the Trust's stockholders.

                            EXHIBITS

                               TO

                           FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                      FOR FISCAL YEAR ENDED
                        DECEMBER 31, 1995

                          EXHIBIT INDEX

Exhibit
Number                                                       Page
- -------                                                      ----

3.1* Articles of Amendment and Restatement of Trust filed as Exhibit 3.1 to Pre-Effective Amendment
          No. 1 to the Trust's Registration Statement on
          Form S-11 (Registration No. 33-11863) filed
          June 2, 1987

3.2* Third Amended and Restated Bylaws of Trust filed as Exhibit 3.2 to Form 10-K filed
          March 30, 1988

10.1* Advisory Agreement dated as of May 18, 1988 between the Trust and Harbor American Capital
          Group, a California Limited Partnership ("HACG") filed as Exhibit 10.1 to Pre-Effective Amendment
          No. 1 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed
          June 2, 1987

10.2*     Advisory Service Agreement dated as of June 25,
          1987 between HACG and Health Concepts Advisory
          Company filed as Exhibit 10.2 to Form 10-K filed
          March 30, 1988

10.3*     Advisory Service Agreement dated as of June 25,
          1987 between HACG and Markham, Sellers & Mony,
          Inc. filed as Exhibit 10.3 to Form 10-K filed
          March 30, 1988

10.9(a)* Dividend Reinvestment Agreement and Plan dated as of June 24, 1987 between the Trust, Federated Transfer Agents, and LCS, Inc.
          Company ("Federated") and HACG filed as
          Appendix A to Pre-Effective Amendment No. 2 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed
          July 2, 1987

10.9(b)* Amendment to Dividend Reinvestment Agreement dated as of December 11, 1987, between the Trust, Federated and HACG filed as Exhibit
          10.9(b) to Form 10-K filed on March 30, 1988

10.9(c)*  Second Amendment to Dividend Reinvestment
          Agreement dated as of April 1, 1987, between the Trust, Federated and HACG (filed as amendment to Appendix "A" to the Prospectus and incorporated by reference)


                                             Exhibit Index Page 1

Exhibit
Number                                                       Page
- -------                                                      ----

10.10* Warrant Agreement dated as of July 8, 1987 between the Trust and Federated filed as
          Exhibit 10.10 to Form 10-K filed on
          March 30, 1988

10.11* Agreement between HACG and the Trust filed as Exhibit 10.12 to Pre-Effective Amendment
          No. 2 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863)
          filed July 2, 1987

10.12*    Master Facility Lease Agreement dated as of
          March 1, 1988 between the Trust and HCC-Bayshore
          Convalescent Center, Inc. ("HCC-Bayshore") filed as Exhibit 10.12 to Form 10-K filed on March 30, 1988

10.13*    Security Agreement dated as of March 1, 1988
          between the Trust and HCC-Bayshore filed as
          Exhibit 10.13 to Form 10-K filed March 30,
          1988

10.14*    Loan Agreement dated as of March 1, 1988
          between the Trust and Citizens Fidelity Bank
          & Trust Company ("Citizens") filed as
          Exhibit 10.14 to Form 10-K filed on March 30,
          1988

10.15*    Addendum to Loan Agreement dated as of March 1,
          1988 between the Trust and Citizens filed as
          Exhibit 10.15 to Form 10-K filed March 30, 1988

10.16*    Promissory Note dated as of March 1, 1988
          between the Trust and Citizens filed as
          Exhibit 10.16 to Form 10-K filed on March 30,
          1988

10.17* Assignment of HCC-Bayshore Security Agreement dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.17 to Form 10-K filed on March 30, 1988

10.18* Mortgage dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.18 to Form 10-K filed on March 30, 1988

                                             Exhibit Index Page 2

Exhibit
Number                                                       Page
- -------                                                      ----

10.19* Assignment of Leases and Rents dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.19 to Form 10-K filed on March 30, 1988

10.20* Supplement to Assignment of Leases and Rents dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.20 to Form 10-K filed on March 30, 1988

10.21*    Real Property Purchase Agreement dated as of
          March 1, 1988 between the Trust and
          Medical Resources Development Corporation, a Florida corporation, filed as Exhibit 10.24 to Post-Effective Amendment No. 1 to the
          Trust's Registration Statement on Form S-11
          (Registration No. 33-11863) filed April 13, 1988

10.22* Indemnification Agreement dated March 9, 1988, between the Trust and HCC-Bayshore filed as
          Exhibit 10.25 to Post-Effective Amendment
          No. 1 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863)
          filed April 13, 1988

10.23*    Real Property Purchase Agreement dated as of
          December 27, 1989, by and among (i) HCC-Country
          View Care Center, Inc. ("HCC-Country View"), a Kentucky corporation; (ii) HCC-New Life
          Care Center, Inc. ("HCC-New Life"), a
          Kentucky corporation (collectively
          HCC-Country View and HCC-New Life are referred to as the "Sellers"); (iii) the Trust; and (iv)
          HACG, and exhibits thereto

10.24*    Master Facility Lease dated as of December 27,
          1989 between the Trust and HCC-Country View

10.25*    Master Facility Lease dated as of December 27,
          1989 between the Trust and HCC-New Life

10.26* Loan Agreement dated as of December 27, 1989 between the Trust and Citizens

10.27* Amended and Restated Promissory Note dated as of December 27, 1989 from the Trust to Citizens


                                             Exhibit Index Page 3

Exhibit
Number                                                       Page
- -------                                                      ----

10.28* Assumption Agreement and Amendment of Deeds of Trust and Security Agreement dated as of December 27, 1989 by and among (i) the Trust;
          (ii) Citizens; (iii) HCC-Country View; and
          (iv) HCC-New Life

10.29*    Supplement to Assignments of Leases and Rents
          (Country View) dated as of December 27, 1989 from the Trust to Citizens

10.30*    Supplement to Assignment of Leases and Rents
          (New Life) dated as of December 27, 1989 from the Trust to Citizens

10.31* Second CV Note dated as of December 27, 1989 from the Trust to HCC-Country View

10.32* Second NL Note dated as of December 27, 1989 from the Trust to HCC-New Life

10.33*    Second Deed of Trust dated as of December 27,
          1989 from the Trust for the benefit of
          Sellers

10.34* Third CV Note dated as of December 27, 1989 from the Trust to HCC-Country View

10.35* Third NL Note dated as of December 27, 1989 from the Trust to HCC-New Life

10.36*    Third Deed of Trust dated as of December 27,
          1989 from the Trust for the benefit of
          HCC-Country View

10.37*    Third Deed of Trust dated as of December 27,
          1989 from the Trust for the benefit of
          HCC-New Life

10.38*    Country View Security Agreement dated as of
          December 27, 1989 from HCC-Country View to the Trust

10.39*    New Life Security Agreement dated as of
          December 27, 1989 from HCC-New Life to
          the Trust

                                             Exhibit Index Page 4

Exhibit
Number                                                       Page
- -------                                                      ----

10.40*    Collateral Assignment of Notes and Loan
          Documents dated as of December 27, 1989
          from the Sellers to Citizens

10.41*    Collateral Assignment of Second Deed of
          Trust dated as of December 27, 1989 from the Sellers to Citizens

10.42* Assignment of Country View Security Agreement dated as of December 27, 1989 from the Trust to Citizens

10.43* Assignment of New Life Security Agreement dated as of December 27, 1989 from the Trust to Citizens

10.44* Personal Property Purchase Agreement dated as of April 17, 1989 between MMNH, Inc.,
          HCC-Marshall Manor Nursing Home, Inc. and
          HCC, filed as Exhibit 10.44 to Form 10-K filed on April 1, 1991

10.45* Personal Property Purchase Agreement dated as of April 17, 1989 between EMNH, Inc.,
          HCC-Eaton Manor Nursing Home, Inc. and
          HCC, filed as Exhibit 10.45 to Form 10-K filed on April 1, 1991

10.46* Amendment to HCC-Eaton Purchase Agreement dated as of October 6, 1989 between EMNH, Inc., HCC-Eaton Manor Nursing Home, Inc.
          and HCC, filed as Exhibit 10.46 to Form
          10-K filed on April 1, 1991

10.47* Amendment to HCC-Marshall Purchase Agreement dated as of October 6, 1989 between MMNH, Inc., HCC-Marshall Manor Nursing Home, Inc.
          and HCC, filed as Exhibit 10.47 to Form 10-K filed on April 1, 1991

10.48*    Second Amendment to HCC-Eaton Purchase
          Agreement dated as of December 28, 1989
          between EMNH, Inc., HCC-Eaton Manor
          Nursing Home, Inc. and HCC, filed as
          Exhibit 10.48 to Form 10-K filed
          on April 1, 1991

                                             Exhibit Index Page 5

Exhibit
Number                                                       Page
- -------                                                      ----

10.49* Amendment to HCC-Marshall Purchase Agreement dated as of December 28, 1989 between MMNH, Inc., HCC-Marshall Manor Nursing Home,
          Inc. and HCC, filed as Exhibit 10.49 to
          Form 10-K filed on April 1, 1991

10.50* Master Facility Lease Agreement dated as of April 1, 1990 between the Trust and HCC-Marshall Manor Nursing Home, Inc., filed as Exhibit 10.50 to Form 10-K filed on April 1, 1991

10.51* Master Facility Lease Agreement dated as of April 1, 1990 between the Trust and HCC-Eaton Manor Nursing Home, Inc., filed as Exhibit 10.51 to Form 10-K filed on April 1, 1991

10.52* Real Property Purchase Agreement dated as of April 17, 1989 between Eaton Investment
          Company and the Trust, filed as Exhibit
          10.52 to Form 10-K filed on April 1, 1991

10.53* Real Property Purchase Agreement dated as of April 17, 1989 between Calhoun Investment
          Company and the Trust, filed as Exhibit 10.53
          to Form 10-K filed on April 1, 1991

10.54* Amendment to Real Property Purchase Agreement dated as of October 6, 1989 between Eaton
          Investment Company and the Trust, filed as
          Exhibit 10.54 to Form 10-K filed on April 1, 1991

10.55* Amendment to Real Property Purchase Agreement dated as of October 6, 1989 between Calhoun
          Investment Company and the Trust, filed as
          Exhibit 10.55 to Form 10-K filed on
          April 1, 1991

10.56*    Second Amendment to Real Property Purchase
          Agreement dated as of December 28, 1989
          between Eaton Investment Company and the Trust, filed as Exhibit 10.56 to Form 10-K filed on April 1, 1991

10.57*    Second Amendment to Real Property Purchase
          Agreement dated as of December 28, 1989
          between Calhoun Investment Company and
          the Trust, filed as Exhibit 10.57 to
          Form 10-K filed on April 1, 1991

                                             Exhibit Index Page 6

Exhibit
Number                                                       Page
- -------                                                      ----

10.58* Promissory Note dated as of April 1, 1990 between the Trust and D & N for Eaton Manor, filed as Exhibit 10.58 to Form 10-K filed on April 1, 1991

10.59* Promissory Note dated as of April 1, 1990 between the Trust and D & N for Marshall
          Manor, filed as Exhibit 10.59 to Form 10-K filed on April 1, 1991

10.60*    Mortgage, Security Agreement, Assignment of
          Rents, Leases, Guaranty and Security Agreement and Financing Statement dated as of April 1, 1990 between the Trust and D & N for Eaton
          Manor, filed as Exhibit 10.60 to Form 10-K filed on April 1, 1991

10.61*    Mortgage, Security Agreement, Assignment of
          Rents, Leases, Guaranty and Security Agreement and Financing Statement dated as of April 1, 1990 between the Trust and D & N for Marshall
          Manor, filed as Exhibit 10.61 to Form 10-K filed on April 1, 1991

10.62* Lease Guaranty and Subordination dated as of April 1, 1990 from HCC and Guarantors in favor of the Trust for Eaton Manor, filed as Exhibit 10.62 to Form 10-K filed on April 1, 1991

10.63* Lease Guaranty and Subordination dated as of April 1, 1990 from HCC and Guarantors in favor of the Trust for Marshall Manor, filed as Exhibit 10.63 to Form 10-K filed on April 1, 1991

10.64* Security Agreement dated as of April 1, 1990 between HCC-Eaton Manor and the Trust, filed as Exhibit 10.64 to Form 10-K filed on April 1, 1991

10.65* Security Agreement dated as of April 1, 1990 between HCC-Marshall Manor and the Trust, filed as Exhibit 10.65 to Form 10-K filed on April 1, 1991

10.66* First Omnibus Amendment Agreement dated as of September 1, 1991 between the Trust and Citizens, filed as Exhibit 10.66 to Form
          10-K filed on May 29, 1992

                                             Exhibit Index Page 7

Exhibit
Number                                                       Page
- -------                                                      ----

10.67*    Promissory Note (Renewal) dated as of
          September 1, 1991 from the Trust to Citizens, filed as Exhibit 10.67 to Form 10-K filed on May 29, 1992

10.68* Mortgage dated as of September 1, 1991 from the Trust to Citizens, filed as Exhibit 10.68 to Form 10-K filed on May 29, 1992

10.69* Assignment of Leases and Rents dated as of September 1, 1991 from the Trust to Citizens, filed as Exhibit 10.69 to Form 10-K filed on May 29, 1992

10.70*    Extension Agreement dated as of September 1,
          1991 between the Trust and Citizens, filed as Exhibit 10.70 to Form 10-K filed on May 29, 1992

10.71*    Lease effective as of September 1, 1992
          between the Trust and Eaton Manor Healthcare
          Services, Inc., filed as Exhibit 10.71 to
          Form 10-KSB filed on April 15, 1993
10.72*    Lease effective as of September 1, 1992
          between the Trust and Marshall Manor
          Healthcare Services, Inc., filed as
          Exhibit 10.72 to Form 10-KSB filed on
          April 15, 1993

10.73* Lease dated as of September 25, 1992 between the Trust and Res-Care, Inc. ("Res-Care")
          (Country View), filed as Exhibit 10.73 to
          Form 10-KSB filed on April 15, 1993

10.74* Lease dated as of September 25, 1992 between the Trust and Res-Care (New Life), filed as
          Exhibit 10.74 to Form 10-KSB filed on
          April 15, 1993

10.75* Second Omnibus Amendment Agreement (Bayshore) effective as of December 4, 1992 between the Trust and Citizens, filed as Exhibit 10.75 to Form 10-KSB filed on April 15, 1993

10.76* Second Amendment to Mortgage and Assignment of Leases and Rents (re: Bayshore First
          Mortgage) effective as of December 4, 1992 from the Trust to Citizens, filed as Exhibit
          10.76 to Form 10-KSB filed on April 15, 1993

                                             Exhibit Index Page 8

Exhibit
Number                                                       Page
- -------                                                      ----

10.77*    Second Amendment to Loan Agreement (Colorado
          Nursing Homes) dated as of December 4, 1992 between the Trust and Citizens, filed as
          Exhibit 10.77 to Form 10-KSB filed on
          April 15, 1993

10.78* Promissory Note (Renewal and Increase) dated as of September 20, 1992 from the Trust to Citizens, filed as Exhibit 10.71 to Form 10-KSB filed on April 15, 1993

10.79*    Second Extension Agreement (Weld County,
          Colorado) effective as of December 4, 1992 between the Trust and Citizens, filed as
          Exhibit 10.79 to Form 10-KSB filed on
          April 15, 1993

10.80* First Amendment to Mortgage and Assignment of Leases and Rents (re: Bayshore Second
          Mortgage) effective as of December 4, 1992 from the Trust to Citizens, filed as Exhibit
          10.80 to Form 10-KSB filed on April 15, 1993

10.81*    Bill of Sale effective as of December 4,
          1992 from HCC-Country View to the Trust, filed as Exhibit 10.81 to Form 10-KSB filed on April 15, 1993

10.82*    Bill of Sale effective as of December 4,
          1992 from HCC-New Life to the Trust, filed as Exhibit 10.82 to Form 10-KSB filed on April 15, 1993

10.83*    Bill of Sale effective as of December 4,
          1992 from the Trust to Res-Care, filed
          as Exhibit 10.83 to Form 10-KSB filed
          on April 15, 1993

10.84*    Promissory Note dated as of December 4,
          1992 from Res-Care to the Trust, filed
          as Exhibit 10.84 to Form 10-KSB filed
          on April 15, 1993

10.85*    Security Agreement dated as of December 4,
          1992 from Res-Care to the Trust, filed as
          Exhibit 10.85 to Form 10-KSB filed on
          April 15, 1993

                                             Exhibit Index Page 9

Exhibit
Number                                                       Page
- -------                                                      ----

10.86*    Promissory Note dated as of December 4,
          1992 from the Trust to Citizens, filed as
          Exhibit 10.86 to Form 10-KSB filed on
          April 15, 1993

10.87*    Lease, as amended, dated as of April 1,
          1993 between the Trust and Bayshore
          Healthcare Services, Inc., filed as
          Exhibit 10.87 to Form 10-KSB filed on
          April 18, 1994

10.88* Second Supplement to Assignment of Leases and Rents dated as of May 18, 1993 from the Trust to PNC Bank, Kentucky, Inc.
          (f/k/a Citizens) ("PNC"), filed as
          Exhibit 10.88 to Form 10-KSB filed on
          April 18, 1994

10.89* Subordination of Security Interest dated as of May 18, 1993 from the Trust to PNC, filed as Exhibit 10.89 to Form 10-KSB filed on April 18, 1994

10.90*    Agreement Concerning Interest Arrearage
          dated as of May 20, 1993 between the
          Trust and PNC, filed as Exhibit 10.90
          to Form 10-KSB filed on April 18, 1994

10.91* Purchase and Sale Agreement, dated as of March 4, 1994 by and between the Trust and Marshall Healthcare Investors, L.P., a
          Georgia limited partnership, filed as
          Exhibit 10.91 to Form 10-KSB filed on
          April 18, 1994

10.92     Amendment to Promissory Note, dated as
          of October 31, 1994, by and between the
          Trust and PNC

10.93     Third Extension of Maturity Date of Note
          Secured by Mortgage and Assignment of
          Leases and Rents (re:  Bayshore First
          Mortgage), dated as of October 31, 1994, between the Trust and PNC

27        Financial Data Schedule

*Incorporated by reference


                                            Exhibit Index Page 10

                                                    Exhibit 10.92

                  AMENDMENT TO PROMISSORY NOTE
                  ----------------------------


     THIS AMENDMENT TO PROMISSORY NOTE is (the "Amendment") made and entered into actually on the dates indicated in the notarial certificates affixed hereto but is effective as of October 31, 1994, by and between [i] HARBOR AMERICAN HEALTH CARE TRUST, INC., a Maryland corporation having its principal office and mailing address at 6601 North Montezuma Drive, Tucson, Arizona 85718-2427 (the "Maker"), and [ii] PNC BANK, KENTUCKY, INC., a Kentucky banking corporation having a mailing address of 500 West Jefferson Street, Louisville, Kentucky 40296 (the "Lender").

                       W I T N E S S E T H
                       - - - - - - - - - -

     WHEREAS, Maker is indebted to the Lender in a principal amount as of the date of this Amendment of $3,527,104.60 as evidenced by the promissory note dated May 4, 1990 made by Maker to the order of Lender in the face principal amount of $3,900,000, the maturity date of said instrument having been extended and/or other provisions thereof having been amended by, as applicable, the letter from Maker to Lender dated May 2, 1991, the letter agreement between Maker and Lender dated as of April 20, 1992, the Second Omnibus Amendment Agreement between Maker and Lender dated as of December 4, 1992, the letter agreement between Maker and Lender dated as of May 13, 1993, the Agreement Concerning Interest Arrearage between Maker and Lender dated as of May 20, 1993, the Extension of Maturity Date of Note secured by Mortgage and Assignment of Leases and Rents between Maker and Lender dated as of March 31, 1994, and the Second Extension of Maturity Date of Note secured by Mortgage and Assignment of Leases and Rents dated as of June 30, 1994 (collectively, the "Note"); and

     WHEREAS, Maker and Lender desire to further extend the maturity date of the Note, and to modify certain other provisions of the Note as hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises, for other valuable consideration, the receipt and sufficiency which are hereby acknowledged, and intending to be legally bound, Maker and Lender hereby agree as follows:

     1.   Effective October 31, 1994, the maturity date of the
Note is extended from October 31, 1994 until October 31, 1996, when the entire then remaining unpaid principal amount of the Note shall be due and payable.

     2. Effective November 1, 1994, the fixed rate of interest per annum applicable to the principal of the Note prior to any default thereunder will be 10.25% rather than 8.00%.

     3.   Effective November 20, 1994, and continuing on the
20th day of each calendar month thereafter until and including October 20, 1996, the constant monthly payment amount applied first to interest accruing on and after such date and then to principal will be $38,659.55 (being the approximate amount necessary to fully amortize the principal amount owing as of October 31, 1994 of $3,527,104.60 pursuant to one hundred eighty
(180) level monthly payments applied first to such accrued and unpaid interest and then to the principal of such sum). MAKER ACKNOWLEDGES THAT BECAUSE MONTHLY INSTALLMENTS OF PRINCIPAL AND INTEREST REQUIRED UNDER THIS PARAGRAPH ARE BASED ON A FIFTEEN
(15) YEAR AMORTIZATION PERIOD AND THE TERM OF THIS NOTE IS SHORTER THAN THE AMORTIZATION PERIOD, A SUBSTANTIAL PORTION OF THE PRINCIPAL BALANCE OF THIS NOTE WILL DUE ON THE MATURITY DATE.

     4. Except as set forth in this Amendment, all the provisions of the Note shall remain in full force and effect and in the same form as existed immediately prior to the effectiveness of this Amendment. From and after the effectiveness of this Amendment, each reference to the Note shall mean and be deemed to be a reference to the Note as modified by this Amendment.

     IN WITNESS WHEREOF, this Amendment has been executed and delivered by the parties to it effective as of the date set forth above.


WITNESSES:                         "Mortgagor"

[i]  By:  /s/ Marvin Mony          HARBOR AMERICAN HEALTH CARE
         ----------------------
          (Signature)              TRUST, INC., a Maryland
                                   corporation
     Name Marvin Mony
          ---------------------
          (Type or Print)          By:  /s/ F. Dale Markham
                                        ------------------------
- -
                                        F. Dale Markham,
                                        President
[ii] By:  /s/ Wendy J. Stetkewicz
         ----------------------
          (Signature)

     Name Wendy J. Stetkewicz
          ---------------------
          (Type or Print)

STATE OF ARIZONA         )
                         )    SS
COUNTY OF MARICOPA       )

     I hereby certify that on this day before me, an officer duly authorized in the state aforesaid and in the county aforesaid to take acknowledgments, personally appeared F. Dale Markham, known to me to be the President of Harbor American Health Care Trust, Inc., a Maryland corporation, and who executed the foregoing instrument and acknowledged before me that he executed the same on behalf of said corporation.

     WITNESS my hand and official seal in county and state last aforesaid this 27th day of March, 1995.

     My commission expires:   March 25, 1997.
                              ---------------------------------

                              /s/ Michelle M. Kienitz
                              ---------------------------------
                              Notary Public

[SEAL]


                              "Lender"

WITNESSES:                    PNC BANK, KENTUCKY, INC., a
                              Kentucky banking corporation

[i]  By  /s/Linda M. Osborn
        -------------------
          (Signature)

     Name Linda M. Osborn
          -----------------
          (Type or Print)     By   /s/ Lawrence E. Reynolds
                                 -------------------------------
- -
                                   Lawrence E. Reynolds
                                   Vice President
[ii] By   /s/ Beverly A. Mees
        ---------------------
          (Signature)

     Name  Beverly A. Mees
          -------------------
          (Type or Print)


STATE OF KENTUCKY        )
                         )    SS
COUNTY OF JEFFERSON      )

     I hereby certify that on this day before me, an officer duly authorized in the state aforesaid and in the county aforesaid to take acknowledgments, personally appeared Lawrence E. Reynolds known to me to be the Vice President of PNC Bank, Kentucky, Inc., a Kentucky banking corporation, and who executed the foregoing instrument and acknowledged before me that he executed the same on behalf of said corporation.

     WITNESS my hand and official seal in county and state last
aforesaid this 10th day of       April      , 1995.
               ----        -----------------

     My commission expires:   3-12-99
                              ----------------------------------

                              /s/ Frances M. Kelly
                              ----------------------------------
                              Notary Public

[SEAL]


THIS INSTRUMENT PREPARED BY
AND TO BE RETURNED TO:


/s/ Arthur A. Rouse
- --------------------------
Arthur A. Rouse
Wyatt, Tarrant & Combs
Citizens Plaza
Louisville, Kentucky  40202
(502) 589-5235

                                                    Exhibit 10.93

NOTE TO RECORDER.  Documentary Stamps in amount of
- ----------------
 $7,500.00 and $390.00, respectively, and Class "C" intangible tax of $10,000.00 and $520.00, respectively, were collected on $5,000,000.00 of indebtedness on March 11, 1988, and on a $260,000 increase in indebtedness on May 9, 1990, respectively. Loan since has been reduced to $3,527,104.60 and no additional indebtedness is being advanced.

                THIRD EXTENSION OF MATURITY DATE
                   OF NOTE SECURED BY MORTGAGE
               AND ASSIGNMENT OF LEASES AND RENTS
               ----------------------------------
                 (re:  Bayshore First Mortgage)

     THIS THIRD EXTENSION OF MATURITY DATE OF NOTE SECURED BY MORTGAGE AND ASSIGNMENT OF LEASES AND RENTS (the "Amendment") is executed by the parties to it actually on the dates indicated in the notarial certificates affixed to it, but is made and delivered effective as of October 31, 1994, by and between (i) HARBOR AMERICAN HEALTH CARE TRUST, INC., a Maryland corporation having its principal office and mailing address at 6601 North Montezuma Drive, Tucson, Arizona 85718-2427 (hereinafter called "Mortgagor"), and [ii] PNC BANK, KENTUCKY, INC., a Kentucky banking corporation having its residence, principal office and post office address at 500 West Jefferson Street, Louisville, Jefferson County, Kentucky 40296 (hereinafter called "Lender").

                            RECITALS
                            --------

          A. Mortgagor and Lender are parties to a certain Mortgage dated as of March 1, 1988 and recorded March 11, 1988 in Official Records Book 13605, Page 725 in the Office of the Circuit Court Clerk of Dade County, Florida (the "Clerk's Office"), as modified by the First Amendment to Mortgage dated as of May 4, 1990 and recorded May 9, 1990 in Official Records Book 14539, Page 2826 in the Clerk's Office, a Second Amendment to Mortgage and Assignment of Leases and Rents ("Second Amendment") dated December 4, 1992 recorded December 30, 1992 in Official Records Book 15761, Page 833, in the Clerk's Office, an Extension of Maturity Date of Note Secured by Mortgage and Assignment of Leases and Rents dated as of March 31, 1994 recorded April 25, 1994 in Official Records Book 16334, Page 187 in the Clerk's Office (the "First Extension"), and a Second Extension of Maturity Date of Note Secured by Mortgage and Assignment of Leases and Rents dated as of June 30, 1994 recorded August 15, 1994 in Official Records Book 16476, Page 512, in the Clerk's Office (the "Second Extension") (collectively, the "Mortgage"), pursuant to which Mortgagor has granted to Lender a mortgage security interest in the Premises described in the Mortgage as security for indebtedness presently evidenced by the promissory note ("Note") made by Mortgagor payable to the order of Lender in face principal amount of Three Million Nine Hundred Thousand Dollars ($3,900,000), maturing on October 31, 1994, and having a current principal balance of $3,527,104.60.

          B. In conjunction with the Mortgage, Mortgagor additionally granted to Lender the Assignment of Leases and Rents dated as of March 1, 1988, recorded March 11, 1988 in Official Records Book 13605, Page 743 in the Clerk's Office, as supplemented by the Supplement to Assignment of Leases and Rents dated as of March 1, 1988, recorded March 22, 1988 in Official Records Book 13615, Page 1727 in the Clerk's Office, and as further amended by the First Amendment to Assignment of Leases and Rents dated as of May 4, 1990, recorded May 9, 1990 in Official Records Book 14539, Page 2830 in the Clerk's Office, the Second Amendment, the First Extension and the Second Extension (collectively, the "Assignment of Leases").

          C. Lender and Mortgagor have agreed to extend the maturity date of the indebtedness evidenced by the Note from October 31, 1994 until October 31, 1996.

          NOW, THEREFORE, in consideration of the premises, for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, Mortgagor and Lender hereby agree as follows:

     1.   Amendment to Mortgage.  Mortgagor and Lender hereby
          ---------------------
 modify and amend the Mortgage as follows:

          A.   The first full paragraph following the word
"WITNESSETH:" on the initial page of the Mortgage is amended and restated in its entirety as follows:

     Mortgagor is justly indebted to Lender for money loaned to Mortgagor as evidenced by Mortgagor's promissory note (the "Note") dated May 4, 1990, in the face principal amount of $3,900,000, with interest thereon at the rate provided for therein, payable to the order of Lender on or before October 31, 1996, which is the final maturity date thereof.

     2.   Amendment to Assignment of Leases and other Loan
          ------------------------------------------------
Documents.  Each reference to the maturity date of the Note
- ---------
contained in the Assignment of Leases and in each of the other Loan Documents as defined in the Loan Agreement referenced to in the Mortgage is amended to read October 31, 1996, and each reference to a date related to the maturity date of the indebtedness evidenced by the Note shall be extended by a period equal to the extension of the maturity of the Note established pursuant to this Amendment.

     3.   Confirmation and Ratification.  Mortgagor hereby
          -----------------------------
restates and confirms for the benefit of Lender each of the representations, warranties and covenants contained in the Mortgage and the Assignment of Leases, respectively, each as modified by this Amendment, and represents and warrants that Mortgagor has no present defense to payment of the Note.

     4.   Effect of Amendment.  From and after the date hereof,
          -------------------
each reference to the Mortgage and the Assignment of Leases, respectively, shall mean and be deemed to be a reference to the Mortgage and the Assignment of Leases, respectively, as modified by this Amendment. Except as expressly modified by this Amendment, the Mortgage and the Assignment of Leases each shall remain in full force and effect in the same form thereof as subsisted immediately prior to the execution and delivery of this Amendment. This Amendment is binding on each of the parties hereto, and their respective successors and assigns.

     5.   No Agreement for Further Extensions.  The agreement of
          -----------------------------------
Lender to extend the maturity date of the indebtedness evidenced by the Note until October 31, 1996 as effected pursuant to this Amendment is limited to this instance solely, and shall not create any obligation whatsoever on the part of Lender to agree to or even in good faith to consider any request by Mortgagor to further extend the maturity date of such indebtedness. Any decision by Lender to further extend the maturity of the indebtedness shall be made by Lender in its sole discretion, which may be exercised arbitrarily.

     [THE BALANCE OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, this Amendment has been executed and delivered by the parties to it effective as of the date set forth above.


WITNESSES:                         "Mortgagor"

[i]  By:  /s/ Marvin Mony          HARBOR AMERICAN HEALTH CARE
          ---------------------
          (Signature)              TRUST, INC., a Maryland
                                   corporation
     Name Marvin Mony
          ---------------------
          (Type or Print)          By /s/ F. Dale Markham
                                      --------------------------
- -
                                        F. Dale Markham,
                                        President
[ii] By:  /s/ Wendy J. Stetkewicz
          -----------------------
          (Signature)

     Name Wendy J. Stetkewicz
          -----------------------
          (Type or Print)

STATE OF ARIZONA         )
                         )    SS
COUNTY OF MARICOPA       )

     I hereby certify that on this day before me, an officer duly authorized in the state aforesaid and in the county aforesaid to take acknowledgments, personally appeared F. Dale Markham, known to me to be the President of Harbor American Health Care Trust, Inc., a Maryland corporation, and who executed the foregoing instrument and acknowledged before me that he executed the same on behalf of said corporation.

     WITNESS my hand and official seal in county and state last aforesaid this 27th day of March, 1995.

     My commission expires:   March 25, 1997
                              ----------------------------------


                              /s/ Michelle M. Kienitz
                              ----------------------------------
                              Notary Public

[SEAL]

                              "Lender"

WITNESSES:                    PNC BANK, KENTUCKY, INC., a
                              Kentucky banking corporation

[i]  By  /s/ Beverly A. Mees
        --------------------  By /s/ Lawrence E. Reynolds
          (Signature)            -------------------------------
- -
                                   Lawrence E. Reynolds
     Name Beverly A. Mees          Vice President
          ------------------
          (Type or Print)


[ii] By /s/ Linda M. Osborn
        --------------------
          (Signature)

     Name Linda M. Osborn
          ------------------
          (Type or Print)


COMMONWEALTH OF KENTUCKY )
                         )    SS
COUNTY OF JEFFERSON      )

     I hereby certify that on this day before me, an officer duly authorized in the state aforesaid and in the county aforesaid to take acknowledgments, personally appeared Lawrence E. Reynolds known to me to be the Vice President of PNC Bank, Kentucky, Inc., a Kentucky banking corporation, and who executed the foregoing instrument and acknowledged before me that he executed the same on behalf of said corporation.

     WITNESS my hand and official seal in county and state last aforesaid this 10th day of April, 1995.

     My commission expires:   3-12-99
                              ----------------------------------


                              /s/ Frances M. Kelly
                              ----------------------------------
                              Notary Public

[SEAL]


THIS INSTRUMENT PREPARED BY
AND TO BE RETURNED TO:


/s/ Arthur A. Rouse
- --------------------------
Arthur A. Rouse
WYATT, TARRANT & COMBS
Citizens Plaza
Louisville, Kentucky  40202
(502) 589-5235