Form 10QSB
period 1996-03-31
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1996-05-14
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
                           -----------

(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -------
               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1996
                                --------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                    YES    X         NO
                        -------         -------

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON
STOCK AS OF MARCH 31, 1996 IS 397,600.
            --------------    -------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES       NO   X
                                                   -----    -----

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                         BALANCE SHEETS

                                       March 31,     December 31,
                                         1996            1995
                                      (Unaudited)     (Audited)
                                      -----------     ---------

ASSETS:
- -------

Real Estate Properties:
  Land                                 $  466,301     $  466,301
  Building and improvements, net
    of accumulated depreciation
    of $3,884,942 and $3,847,408
    at March 31, 1996 and
    December 31, 1995, respectively     4,472,159      4,509,693

  Loan costs, net                           4,102          5,860
  Prepaid expenses                         11,502         16,432
  Rent and other receivables               66,820         77,796
  Cash and Cash equivalents               165,465        198,061
                                       ----------     ----------

      TOTAL ASSETS                     $5,186,349     $5,274,143
                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------

Mortgage notes payable                 $5,034,968     $5,068,685
Accounts payable and accrued
  expenses                                156,629        191,238
                                       ----------     ----------

      TOTAL LIABILITIES                 5,191,597      5,259,923
                                       ==========     ==========

Stockholders' Equity:

Common stock, $.01 par value,
  10,000,000 shares authorized;
  issued and outstanding,
  397,600 shares                            3,976          3,976
Paid in capital                         3,652,823      3,652,823
Distributions in excess of net
  earnings                             (3,662,047)    (3,642,579)
                                       ----------     ----------

      TOTAL STOCKHOLDERS' EQUITY           (5,248)        14,220
                                       ----------     ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $5,186,349     $5,274,143
                                       ==========     ==========

               See Notes to Financial Statements.
                                2

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
  For the Three Months Ended March 31, 1996 and March 31, 1995

                                      Three Months   Three Months
                                         Ended          Ended
                                        March 31,      March 31,
                                         1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

REVENUES:
- ---------

Rental income                          $  177,555     $  221,207
Miscellaneous income                        1,000
Interest income                             2,487          3,691
                                       ----------     ----------

                                          181,042        224,898
                                       ----------     ----------

EXPENSES:
- ---------

Depreciation and amortization              39,292         48,602
Interest expense                          115,337        127,269
Advisory and other fees                     9,870          7,770
Directors fees and expenses                 7,300         12,304
Other operating expenses                   28,711         36,402
                                       ----------     ----------

      Total expenses                      200,510        232,347
                                       ----------     ----------

INCOME/(LOSS) BEFORE EXTRAORDINARY
  ITEM                                    (19,468)        (7,449)

EXTRAORDINARY ITEM - gain on
  extinguishment of debt               ----------     ----------

NET INCOME (LOSS)                        ($19,468)       ($7,449)
                                       ==========     ==========

NET INCOME (LOSS) PER SHARE                ($0.05)        ($0.02)
                                       ==========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                             397,600        397,600
                                       ==========     ==========

Distributions in excess of
  earnings - beginning of period      ($3,642,579)   ($3,825,600)

Net income/(loss)                         (19,468)        (7,449)

Distributions during the period        ----------     ----------

Distributions in excess of
  earnings - end of period            ($3,662,047)   ($3,833,049)
                                      ===========    ===========

                See Notes to Financial Statements
                                3

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS


                                      Three Months   Three Months
                                         Ended          Ended
                                        March 31,      March 31,
                                         1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

CASH FLOWS FROM OPERATIONS:
- ---------------------------
Net income/(loss)                        ($19,468)       ($7,449)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization            39,292         48,602

  Changes in assets and liabilities:
    Contract, rents and other
      receivables                          10,976         31,857
    Prepaid expenses                        4,930
    Accounts payable and accrued
      expenses                            (34,609)       (45,778)
                                       ----------     ----------

Net cash provided by (used in)
  operating activities                      1,121         27,232
                                       ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Increase in loan costs                                    (5,500)
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                          0         (5,500)
                                       ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------

Payments on long-term borrowings          (33,717)       (50,862)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    (33,717)       (50,862)
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (32,596)       (29,130)

CASH AND CASH EQUIVALENTS -
  Beginning of year                       198,061        106,979
                                       ----------     ----------

CASH AND CASH EQUIVALENTS -
  End of year                            $165,465        $77,849
                                       ==========     ==========

                See Notes to Financial Statements
                                4

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                  Notes to Financial Statements
            For the Three Months Ended March 31, 1996
              and the Year Ended December 31, 1995


NOTE 1:   ORGANIZATION
- ----------------------

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties, one in Florida and two in Colorado. The Florida Property and one Colorado Property are leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and/or to sell the Florida Property, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. On the sale of the Florida Property, the State of Florida will require refunding, from available net sale proceeds, amounts paid under Medicare and Medicaid to the extent of depreciation recapture approximating $565,000.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------

a.   BUILDINGS AND IMPROVEMENTS - Depreciation of these assets
     --------------------------
     is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value.

b.   LOAN COSTS - Loan costs have been deferred and are being
     ----------
     amortized using the straight-line method over the term of the related borrowing.

c.   REVENUE RECOGNITION - Rental income from operating leases
     -------------------
     is recognized as earned over the life of the lease agreements.

d.   INCOME TAXES - The Trust qualifies as a REIT under the
     ------------
     provisions of the Internal Revenue Code. As such, the Trust is not subject to federal income taxes on amounts distributed to stockholders provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions.

e.   USE OF ESTIMATES - Management has made certain estimates
     ----------------
     and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
- -------------------------------------------

At March 31, 1996 and December 31, 1995 the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the
"Florida Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $70,314 at March 31, 1996 and $81,290 at December 31, 1995 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $45,153 and $36,137 in 1996 and 1997, respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

THE COLORADO PROPERTIES

Effective October 1, 1992, the Trust entered into three year operating leases on the two Colorado Properties (the Country View and New Life facilities) with Res-Care, Inc. ("Res-Care"). The lessee had the option to renew the leases for three, one-year terms. Res-Care did not elect to renew the lease for the Country View facility. Therefore, that lease expired on September 30, 1995. Rather than exercising the first of three one-year options to extend the lease term for the New Life facility, Res-Care negotiated with the Trust for an additional thirty-month term expiring March 31, 1998.

The lease provides for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility, resulting in an "adjusted monthly rent." Beginning October 1, 1995, the base monthly rent for the New Life facility approximates $12,439 per month. The base monthly rent will be adjusted annually upon the issuance of a new annual fair rental allowance by the State of Colorado.

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

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with a Successor Lessee. The Successor Lessee has the option to renew for five year terms. The lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Commencing January 1, 1995, additional rents may be carried, equal to 5% of the incremental net patient revenue increase over the 1994 base year. No additional rent has been earned or paid to date.

Minimum annual lease payments expected to be received by the Trust on all leased properties during the lease terms are as follows:

YEAR ENDED DECEMBER 31,        FLORIDA     COLORADO
                               PROPERTY   PROPERTIES    TOTAL
                               --------   ----------    -----

1996                          $  547,915   $149,275   $  697,190
1997                             547,915    149,275      697,190
1998                             182,600     37,319      219,929
                              ----------   --------   ----------

Total                         $1,278,430   $335,869   $1,614,299
                              ==========   ========   ==========

The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the Lease. The Florida Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.

The Trust is contingently liable for unpaid property taxes which are the contracted obligation of the lessees. Unpaid property taxes approximated $68,000 at March 31, 1996.


NOTE 4:   MORTGAGE NOTES PAYABLE
- --------------------------------

                                        3/31/96         12/31/95
                                        -------         --------

Bank mortgage note - Florida
Property, payable in monthly
installments of $38,660, including
interest at 10.25%, through
October 1996, at which date the
unpaid balance is due                  $3,365,470      $3,394,708

Bank mortgage note - Colorado
Properties, interest at 8.50%;
payable in monthly installments
of $18,111, including interest,
through February 28, 1996, at
which date the unpaid balance is
due in full.  Management is
currently negotiating an extension
of the loan                             1,669,498       1,673,977
                                       ----------      ----------

     Total mortgage notes payable      $5,034,968      $5,068,685
                                       ==========      ==========

The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages and assignments of the leases and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property. The bank mortgage note on the Florida Property is due and payable on October 31, 1996 and the bank mortgage note on the Colorado Properties is due and payable on February 28, 1996.

In the event the bank elects not to extend the terms of the loans beyond their due dates and exercises its right to call the loan, the Trust would seek alternative sources of financing or liquidate the properties to satisfy the debt. There is no assurance that the Trust, if required to liquidate the property, would be able to realize the carrying value of the property. No provision for loss, if any, that may result upon the resolution of the status of the mortgage loans has been made in the accompanying financial statements.


NOTE 5:   RELATED PARTY TRANSACTIONS
- ------------------------------------

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

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($18,362 at March 31, 1996 and $22,357 at December 31, 1995) has been included in the balance sheet in the caption "Accounts payable and accrued expenses."


NOTE 6:   CASH RESERVES AND DISTRIBUTIONS TO STOCKHOLDERS
- ---------------------------------------------------------

Under the terms of the public offering, at least 5% of paid-in capital is required to be set aside to pay for normal repairs, replacements, working capital and contingencies. At March 31, 1996, the Trust has not met this requirement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          -----------------------------------------------
          OPERATION
          ---------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
- -----------------------------------

     RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996
     ----------------------------------------------------

     Operations for the fiscal quarter ended March 31, 1996 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. Two of these facilities are leased on long term leases and one of the leases is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation, (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are New Life Care Center ("New Life") and Country View Care Center in Longmont, Colorado ("Country View"). New Life is leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care"). Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current.

     Effective October 1, 1992, the Trust entered into three year operating leases on the two Colorado Properties (the Country View and New Life facilities) with Res-Care. The lessee had the option to renew the leases for three, one-year terms. Res-Care did not elect to renew the lease for the Country View facility. Therefore, that lease expired on September 30, 1995. Rather than exercising the first of three one-year options to extend the lease term for the New Life facility, Res-Care negotiated with the Trust for an additional thirty-month term expiring March 31, 1998.

     The Trust has been seeking alternate uses for the Country
View Property but has not yet finalized any arrangement. If it is unable to do so, the value of the property could be impaired.

     The Trust has reached agreement, but not yet finalized documentation, with PNC Bank, Kentucky, Inc. ("PNC"), its lender on the Colorado Properties. Under the agreement, the loan will be extended to October 20, 1996 and monthly payments of interest only at the rate of 8.25% per annum will be made on the 20th of each month. The monthly lease payment from New Life to the Trust is approximately equivalent to the modified extended monthly mortgage payment due from the Trust to PNC. Finalizing of the documentation reflecting this extension is imminent. This loan has been previously extended with PNC three other times.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC Bank under a first mortgage loan on the Florida Property which is current in its mortgage payments through April 20, 1996. Effective March 24, 1996, the Trust entered into a modification of the Bayshore loan with PNC Bank that provided for extension of said loan to October 31, 1996. By said date the Trust intends to either secure other financing or sell the property.

     For the three months ending March 31, 1996, rental income in the amount of $177,555 was received as compared with the period ending March 31, 1995, for which $221,207 was received, a decrease of 20%. This decrease was due to the loss of income resulting from the termination of the Res-Care lease of the Country View property. Interest income results from the Trust's funds being temporarily invested in such short term investments as savings accounts and certificates of deposits issued by the Trust's banks, PNC and BankOne Arizona of Tucson, Arizona, and in investments in Treasury bills purchased directly from the Federal Reserve. Such income was $3,691 in the comparable quarter in 1995 but decreased to $2,487 in the current quarter due to lower interest rates.

     Gross revenues of $181,042 for the quarter ended March 31, 1996 in comparison with $224,898 for the quarter ended March 31, 1995 were primarily derived from the net lease rentals received from the Properties. A net loss of $19,468 for the quarter ended March 31, 1996 compares with a net loss of $7,449 for the quarter ended March 31, 1995. This increase in net loss from first quarter 1995 to first quarter 1996 was due to the loss of income resulting from the termination of the Res-Care lease of the Country View property.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $1,121 in the first quarter of 1996 compared with $27,232 in the first quarter of 1995. The quarterly decrease is attributed to the reduction in income due to the lease termination at Country View by Res-Care and the ensuing and continuing vacancy.


PART II   OTHER INFORMATION


ITEMS 1, 2, 3, 4, 5 AND 6.  NOT APPLICABLE
                            --------------

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 1996

HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY:  /s/ F. Dale Markham
    --------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial Officer)