Form 10QSB
period 1996-06-30
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1996-08-05
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
                           -----------

(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -------
               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1996 OR
                                -------------

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

                    YES    X         NO
                        -------         -------

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON
STOCK AS OF JULY 26, 1996 IS 397,600.
            -------------    -------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES       NO   X
                                                   -----    -----

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                         BALANCE SHEETS

                                       June 30,      December 31,
                                         1996            1995
                                      (Unaudited)     (Audited)
                                      -----------     ---------

ASSETS:
- -------

Real Estate Properties:
  Land                                 $  466,301     $  466,301
  Building and improvements, net
    of accumulated depreciation
    of $3,922,366 and $3,847,408
    at June 30, 1996 and
    December 31, 1995, respectively     4,434,737      4,509,693

  Loan costs, net                           2,344          5,860
  Prepaid expenses                          6,572         16,432
  Rent and other receivables               68,139         77,796
  Cash and Cash equivalents               154,220        198,061
                                       ----------     ----------

      TOTAL ASSETS                     $5,132,312     $5,274,143
                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------

Mortgage notes payable                 $5,009,454     $5,068,685
Accounts payable and accrued
  expenses                                163,155        191,238
                                       ----------     ----------

      TOTAL LIABILITIES                 5,172,609      5,259,923
                                       ==========     ==========

Stockholders' Equity:

Common stock, $.01 par value,
  10,000,000 shares authorized;
  issued and outstanding,
  397,600 shares                            3,976          3,976
Paid in capital                         3,652,823      3,652,823
Distributions in excess of net
  earnings                             (3,697,096)    (3,642,579)
                                       ----------     ----------

      TOTAL STOCKHOLDERS' EQUITY          (40,297)        14,220
                                       ----------     ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $5,132,312     $5,274,143
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

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
                           (Unaudited)

                                      Three Months   Three Months
                                         Ended          Ended
                                        June 30,       June 30,
                                          1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

REVENUES:
- ---------

Rental income                          $  178,823     $  217,979
Interest income                             2,503          2,924
                                       ----------     ----------

                                          181,326        220,903
                                       ----------     ----------

EXPENSES:
- ---------

Depreciation and amortization              39,182         48,602
Interest expense                          122,988        128,412
Advisory and other fees                     9,870          7,771
Directors fees and expenses                10,900         12,312
Other operating expenses                   33,435         12,375
                                       ----------     ----------

      Total expenses                      216,375        209,472
                                       ----------     ----------

INCOME/(LOSS) BEFORE INCOME
TAXES (BENEFIT)                           (35,049)        11,431
Income taxes (benefit)
                                       ----------     ----------

NET INCOME (LOSS)                        ($35,049)       $11,431
                                       ==========     ==========

NET INCOME (LOSS) PER SHARE                ($0.09)         $0.03
                                       ==========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                             397,600        397,600
                                       ==========     ==========

Distributions in excess of
  earnings - beginning of period      ($3,662,047)   ($3,833,049)

Net income/(loss)                         (35,049)        11,431

Distributions during the period                 0              0
                                       ----------     ----------

Distributions in excess of
  earnings - end of period            ($3,697,096)   ($3,821,618)
                                      ===========    ===========

                See Notes to Financial Statements
                                3

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                      Three Months   Three Months
                                         Ended          Ended
                                        June 30,       June 30,
                                          1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

CASH FLOWS FROM OPERATIONS:
- ---------------------------
Net income/(loss)                        ($35,049)       $11,431
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization            39,182         48,602

  Changes in assets and liabilities:
    Rent and other receivables             (1,319)         8,852
    Prepaid expenses                        4,928
    Accounts payable and accrued
      expenses                              6,526         (4,314)
                                       ----------     ----------

Net cash provided by (used in)
  operating activities                     14,269         64,571
                                       ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Capital expenditures
Deposits on real estate
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                          0              0
                                       ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------

Payments on long-term borrowings          (25,514)       (51,221)
Increase in loan costs                          0        (12,667)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    (25,514)       (63,888)
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (11,245)           683

CASH AND CASH EQUIVALENTS -
  Beginning of period                     165,465         77,849
                                       ----------     ----------

CASH AND CASH EQUIVALENTS -
  End of period                          $154,220        $78,532
                                       ==========     ==========

                See Notes to Financial Statements

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

            STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS
                           (Unaudited)

                                       Six Months     Six Months
                                         Ended          Ended
                                        June 30,       June 30,
                                          1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

REVENUES:
- ---------

Rental income                          $  356,377     $  439,186
Miscellaneous income                        1,000              0
Interest income                             4,990          6,615
                                       ----------     ----------

                                          362,367        445,801
                                       ----------     ----------

EXPENSES:
- ---------

Depreciation and amortization              78,474         97,204
Interest expense                          238,324        255,681
Advisory and other fees                    19,740         15,541
Directors fees and expenses                18,200         24,616
Other operating expenses                   62,147         48,777
                                       ----------     ----------

      Total expenses                      416,885        441,819
                                       ----------     ----------

INCOME/(LOSS) BEFORE INCOME
TAXES (BENEFIT)                           (54,518)         3,982
Income taxes (benefit)
                                       ----------     ----------

NET INCOME (LOSS)                        ($54,518)        $3,982
                                       ==========     ==========

NET INCOME (LOSS) PER SHARE                ($0.14)         $0.01
                                       ==========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                             397,600        397,600
                                       ==========     ==========

Distributions in excess of
  earnings - beginning of period      ($3,642,579)   ($3,825,600)

Net income/(loss)                         (54,518)         3,982

Distributions during the period                 0              0
                                       ----------     ----------

Distributions in excess of
  earnings - end of period            ($3,697,097)   ($3,821,618)
                                      ===========    ===========

                See Notes to Financial Statements
                                5

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION


                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       Six Months    Six Months
                                         Ended          Ended
                                        June 30,       June 30,
                                          1996           1995
                                      (Unaudited)    (Unaudited)
                                      -----------    -----------

CASH FLOWS FROM OPERATIONS:
- ---------------------------
Net income/(loss)                        ($54,518)        $3,982
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization            78,474         97,204

  Changes in assets and liabilities:
    Rent and other receivables              9,657         40,709
    Prepaid expenses                        9,860
    Accounts payable and accrued
      expenses                            (28,083)       (50,093)
                                       ----------     ----------

Net cash provided by (used in)
  operating activities                     15,390         91,802
                                       ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Increase in loan costs                                   (18,167)
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                          0        (18,167)
                                       ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Payments on long-term borrowings          (59,231)      (102,082)
Distributions to stockholders                   0              0
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    (59,231)      (102,082)
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (43,841)       (28,447)

CASH AND CASH EQUIVALENTS -
  Beginning of period                     198,061        106,979
                                       ----------     ----------

CASH AND CASH EQUIVALENTS -
  End of period                          $154,220        $78,532
                                       ==========     ==========

                See Notes to Financial Statements
                                6

             HARBOR AMERICAN HEALTH CARE TRUST, INC.

                  Notes to Financial Statements
             For the Six Months Ended June 30, 1996
              and the Year Ended December 31, 1995


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

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
- -------------------------------------------

At June 30, 1996 and December 31, 1995 the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the
"Florida Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $70,314 at June 30, 1996 and $81,290 at December 31, 1995 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500 through June 30, 1996 and $18,750 thereafter, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $45,153 and $36,137 in 1996 and 1997, respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

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

The Trust is contingently liable for unpaid property taxes which are the contracted obligation of the lessees. Unpaid property taxes approximated $70,000 at June 30, 1996.


NOTE 4:   MORTGAGE NOTES PAYABLE
- --------------------------------

                                        6/30/96         12/31/95
                                        -------         --------

Bank mortgage note - Florida
Property, payable in monthly
installments of $38,660, including
interest at 10.25%, through
October 1996, at which date the
unpaid balance is due                  $3,335,477      $3,394,708

Bank mortgage note - Colorado
Properties, interest at 8.50%;
payable in monthly installments
of $18,111, including interest,
through October 31, 1996, at
which date the unpaid balance is
due in full.                            1,673,977       1,673,977
                                       ----------      ----------

     Total mortgage notes payable      $5,009,454      $5,068,685
                                       ==========      ==========

The bank mortgage notes on the Colorado and Florida Properties are secured by first mortgages and assignments of the leases and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $800,000, by a second mortgage on the Florida Property. The bank mortgage note on the Florida Property is due and payable on October 31, 1996 and the bank mortgage note on the Colorado Properties is due and payable on October 31, 1996.

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

d. Mortgage servicing fees, at varying rates dependent upon the types of loans serviced. The Trust has paid no mortgage servicing fees to date. In June 1995, the Trust paid an affiliate of the Advisor $8,817 as a fee for services rendered in connection with the extension of the Bayshore loan to October 31, 1996.

Leasing transactions with related parties are described in Notes
3 and 4.

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($14,367 at June 30, 1996 and $22,357 at December 31, 1995) has been included in the balance sheet in the caption "Accounts payable and accrued expenses."


NOTE 6:   CASH RESERVES AND DISTRIBUTIONS TO STOCKHOLDERS
- ---------------------------------------------------------

Under the terms of the public offering, at least 5% of paid-in capital is required to be set aside to pay for normal repairs, replacements, working capital and contingencies. At June 30, 1996, the Trust has not met this requirement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          -----------------------------------------------
          OPERATION
          ---------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
- -----------------------------------

     RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996
     ----------------------------------------------------

     Operations for the fiscal quarter ended June 30, 1996 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. Two of these facilities are leased on long term leases and one of the leases is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation, (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are New Life Care Center in Greeley, Colorado ("New Life") and Country View Care Center in Longmont, Colorado ("Country View"). New Life is leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care"). Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current.

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

     The Trust has reached an extension agreement with PNC Bank, Kentucky, Inc. of Louisville, Kentucky ("PNC"), its lender on the Colorado Properties. Under the agreement, the loan was extended to October 20, 1996 and monthly payments of interest only at the rate of 8.25% per annum are payable on the 20th of each month. The monthly lease payment from New Life to the Trust is approximately equivalent to the modified extended monthly mortgage payment due from the Trust to PNC. Efforts are being made to sell or refinance the Colorado Properties. However, no assurance can be given that such efforts will be successful. If the Trust is unable to sell, refinance or arrange additional extensions, the Trust could lose the properties under a foreclosure proceeding.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC under a first mortgage loan on the Florida Property which is current in its mortgage payments. Effective March 24, 1996, the Trust entered into a modification of the Bayshore loan with PNC that provided for extension of said loan to October 20, 1996. By said date the Trust intends to either secure other financing or sell the property.

     If such a sale or refinance is not able to be successfully completed, the Trust could lose its equity in the Bayshore property, which could result in a net worth reduction that would increase the negative net worth of the Trust.

     Further, the loan on the Colorado Properties is cross-collateralized with the loan on the Florida Property as evidenced by a second lien in the amount of $800,000 on the Florida Property securing the Colorado Properties debt. Current efforts are being made to sell the Florida Property so that the mortgage on the Florida Property can be paid in full and the loan on the Colorado Properties can be paid down by $800,000. The remaining debt on the Colorado Properties would then be approximately $900,000.

     A previously-owned Michigan property, Marshall Manor Nursing Home, was sold effective March 4, 1994. Terms of the sale provided for the purchaser, Marshall Healthcare Investors, L.P., a Georgia limited partnership, to pay $50,000 to the Trust during the first year payable at the rate of $12,500 per quarter beginning June 30, 1994. Quarterly payments totaling $50,000 per year were also due in the second year beginning June 30, 1995, and quarterly payments totaling $75,000 are due in the third year beginning June 30, 1996. All payments due to date have been made in a timely manner.

     For the three months ending June 30, 1996, rental income in the amount of $178,823 was received as compared with the period ending June 30, 1995, for which $217,979 was received, a decrease of 18%.

     For the six months ended June 30, 1996, rental income in the amount of $356,377 was received. For the six month period ending June 30, 1995, $439,186 of rental income was received representing a 19% decrease from 1995 to 1996. This decrease for both the three month and the six month periods ended June 30, 1996 was caused by the cessation of rental income from the Country
View Property.

     The rental amounts received for the current quarter result from the leases which became effective on October 1, 1992 for the New Life Property and on May 1, 1993 for the Florida Property.

     Interest income results from the Trust's funds being temporarily invested in such short term investments as savings accounts and certificates of deposits issued by the Trust's banks, PNC and BankOne Arizona of Tucson, Arizona. Also, the Trust currently has $40,000 invested in three month Treasury Bills yielding approximately 5%.

     Gross revenues of $181,326 for the quarter ended and $362,367 for the six months ended June 30, 1996 were primarily derived from the net lease rentals received from the two Properties. Gross revenues were $220,903 for the quarter ended and $445,801 for the six months ended June 30, 1995 which represented decreases of 18% and 19%, respectively.

     Net losses of $35,049 for the quarter ended and $54,518 for the six months ended June 30, 1996 resulted after reduction of operating expenses, which included $39,182 and $78,474 of depreciation and amortization for the quarter and six months ended June 30, 1996, respectively. Net income was $11,431 for the quarter ended and $3,982 for the six months ended June 30, 1995, representing decreases from 1995 to 1996. These decreases in net income from quarter to quarter and half year to half year in 1996 were due primarily to the cessation of rental income from the Country View Property.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $14,269 in the second quarter of 1996 compared with $64,571 in the second quarter of 1995. The quarterly decrease results primarily from the cessation of rental income from the Country View Property and from the ongoing Country View maintenance and insurance costs that must now be borne by the Trust.

     Since the future of Country View is in question and since the potential sale of the Florida Property is also in question, this impacts the liquidity and indeed the ability of the Trust to proceed as an ongoing business concern. Trust management intends to continue to do everything in its power to protect shareholder equity. Trust management feels that chances for selling the Florida Property at a market price are good. However, it currently has no strong indications of successfully leasing or selling the Country View Property.


PART II   OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5.  NOT APPLICABLE
                         --------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a)  The following exhibits are filed as part of this report:

          27 --  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 26, 1996

HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY:  /s/ F. Dale Markham
    --------------------------------
     F. Dale Markham
     President and Treasurer
     (Principal Financial and
      Accounting Officer)