Form 10KSB/A
period 1995-12-31
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1996-10-11
CIK 810836

FORM 10-KSB/A
                          -------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

The issuer's revenues for the fiscal year ended December 31, 1995 were $933,639.

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

                          PART III

Item 13:  Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Documents filed as part of this Report.
          --------------------------------------
     1.   The following financial statements are filed as a part
of this Report on the pages indicated:
                                              Form 10-KSB/A
                                                    Page
                                                    ----

  Independent Auditors Report                       F-1

     (b)  Reports on Form 8-K.
          -------------------

     None.

     (c)  Exhibits.
          --------

     None.

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


/s/ La Voie, Clark, Charvoz & May, P.C.
Tucson, Arizona
March 15, 1996

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 11, 1996  HARBOR AMERICAN HEALTH CARE TRUST, INC.



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


Dated: October 11, 1996  By: /s/ F. Dale Markham
                             -----------------------------------
                             F. Dale Markham, Director,
                             President, Treasurer (Principal
                             Executive, Financial and
                             Accounting Officer)


Dated: October 11, 1996  By: /s/ Grady P. Hunter
                             -----------------------------------
                             Grady P. Hunter, Director