Form 10QSB
period 1996-09-30
HARBOR AMERICAN HEALTH CARE TRUST INC
filed 1996-11-14
CIK 810836

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-QSB
                            -----------

(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR
                               ------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

Commission file number:   33-11863
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

The number of shares outstanding of the issuer's common stock as of November 1, 1996 is 397,600.
   ---------------------------

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                          BALANCE SHEETS

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                         (UNAUDITED)     (AUDITED)
                                         -----------     ---------

ASSETS:
------

Real Estate Properties:
  Land                                      $466,301     $466,301
  Building and improvements, net
    of accumulated depreciation
    of $3,959,790 and $3,847,408
    at September 30, 1996 and
    December 31, 1995, respectively        4,397,313    4,509,692

Loan costs, net                                  586        5,860
Prepaid expenses                               1,641       16,432
Rent and other receivables                    50,084       77,796
Cash and cash equivalents                    196,459      198,061
                                           ---------    ---------

          TOTAL ASSETS                    $5,112,383   $5,274,142
                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Mortgage notes payable                    $4,978,686   $5,068,685
Accounts payable and accrued expenses        166,606      191,238
                                          ----------   ----------

          TOTAL LIABILITIES                5,145,292    5,259,923
                                          ----------   ----------

Stockholders' Equity:

Common stock, $.01 par value;
  10,000,000 shares authorized;
  issued and outstanding,
  397,600 shares                               3,976        3,976
Paid in capital                            3,652,823    3,652,823
Distributions in excess of
  net earnings                            (3,689,708)  (3,642,580)
                                          ----------   ----------

          TOTAL STOCKHOLDERS' EQUITY         (32,909)      14,219
                                          ----------   ----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY          $5,112,383   $5,274,142
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

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

             STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                     IN EXCESS OF NET EARNINGS
                            (UNAUDITED)

                                      THREE MONTHS    THREE MONTHS
                                          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,
                                          1996            1995
                                       (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------

REVENUES:
---------

Rental income                            $178,486        $224,019
Interest income                             2,024           2,672
Miscellaneous income                       38,730               0
                                       ----------      ----------
                                          219,240         226,691
                                       ----------      ----------

EXPENSES:
---------

Depreciation and amortization              39,182          36,368
Interest expense                          120,678         118,390
Advisory and other fees                     9,870           7,770
Directors fees and expenses                 5,400          12,895
Other operating expenses                   36,720           6,896
                                       ----------      ----------

                                          211,850         182,319
                                       ----------      ----------

INCOME/(LOSS) BEFORE INCOME
  TAXES (BENEFIT)                           7,390          44,372
Income taxes (benefit)                          0               0
                                       ----------      ----------

NET INCOME (LOSS)                          $7,390         $44,372
                                       ==========      ==========


NET INCOME (LOSS) PER SHARE                 $0.02           $0.11
                                       ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       397,600         397,600
                                       ==========      ==========

Distributions in excess of
  earnings - beginning of period      ($3,697,098)    ($3,821,618)

Net income/(loss)                           7,390          44,372

Distributions during the period                 0               0
                                       ----------      ----------

Distributions in excess of
  earnings - end of period            ($3,689,708)    ($3,777,246)
                                       ==========      ==========

                 See Notes to Financial Statements
                                 3

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                      THREE MONTHS    THREE MONTHS
                                          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,
                                          1996            1995
                                       (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------

CASH FLOWS FROM OPERATIONS:
---------------------------
Net income/(loss)                          $7,390         $44,372
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization            39,182          36,368
  (Increase)/decrease in:
    Rent and other receivables             18,055          17,945
    Prepaid expenses                        4,929
    Accounts payable and
     accrued expenses                       3,451          (7,011)
                                       ----------      ----------

Net cash provided by (used in)
  operating activities                     73,007          91,674
                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital expenditures
Deposits on real estate
                                       ----------      ----------

Net cash provided by (used in)
  investing activities                          0               0
                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term borrowings          (30,768)        (55,002)
Increase in loan costs
                                       ----------      ----------

Net cash provided by (used in)
  financing activities                    (30,768)        (55,002)
                                       ----------      ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     42,239          36,672

CASH AND CASH EQUIVALENTS -
  Beginning of period                     154,220          78,532
                                       ----------      ----------

CASH AND CASH EQUIVALENTS -
  End of period                          $196,459        $115,204
                                       ==========      ==========

                See Notes to Financial Statements.
                                 4

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

             STATEMENTS OF EARNINGS AND DISTRIBUTIONS
                     IN EXCESS OF NET EARNINGS
                            (UNAUDITED)

                                       NINE MONTHS     NINE MONTHS
                                          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,
                                          1996            1995
                                       (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------

REVENUES:
---------

Rental income                            $534,863        $663,201
Miscellaneous income                       39,730               0
Interest income                             7,014           9,287
                                       ----------      ----------

                                          581,607         672,492
                                       ----------      ----------

EXPENSES:
---------

Depreciation and amortization             117,656         133,572
Interest expense                          359,003         374,071
Advisory and other fees                    29,610          23,312
Directors fees and expenses                23,600          37,511
Other operating expenses                   98,867          55,672
                                       ----------      ----------

                                          628,736         624,138
                                       ----------      ----------

INCOME/(LOSS) BEFORE INCOME
  TAXES (BENEFIT)                         (47,129)         48,354
Income taxes (benefit)                          0               0
                                       ----------      ----------

NET INCOME (LOSS)                        ($47,129)        $48,354
                                       ==========      ==========

NET INCOME (LOSS) PER SHARE                ($0.12)          $0.12
                                       ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       397,600         397,600
                                       ==========      ==========

Distributions in excess of
  earnings - beginning of period      ($3,642,579)    ($3,825,600)

Net income                                (47,129)         48,354

Distributions during the period                 0               0
                                       ----------      ----------

Distributions in excess of
  earnings - end of period            ($3,689,708)    ($3,777,246)
                                       ==========      ==========

                 See Notes to Financial Statements
                                 5

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                             FORM 10-Q

                  PART I:  FINANCIAL INFORMATION

                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                       NINE MONTHS     NINE MONTHS
                                          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,
                                          1996            1995
                                       (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------

CASH FLOWS FROM OPERATIONS:
---------------------------
Net income                               ($47,129)        $48,354
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization           117,656         133,572

  Changes in assets and liabilities:
    Rent and other receivables             27,712          58,654
    Prepaid expenses                       14,789
    Accounts payable and
       accrued expenses                   (24,632)        (57,104)
                                       ----------      ----------

Net cash provided by (used in)
  operating activities                     88,397         183,476
                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Increase in loan costs                          0         (18,167)
                                       ----------      ----------

Net cash provided by (used in)
  investing activities                          0         (18,167)
                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Payments on long-term borrowings          (89,999)       (157,084)
Distributions to stockholders                   0               0
                                       ----------      ----------

Net cash provided by (used in)
  financing activities                    (89,999)       (157,084)
                                       ----------      ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (1,602)          8,225

CASH AND CASH EQUIVALENTS -
  Beginning of period                     198,061         106,979
                                       ----------      ----------

CASH AND CASH EQUIVALENTS -
  End of period                          $196,459        $115,204
                                       ==========      ==========

                 See Notes to Financial Statements
                                 6

              HARBOR AMERICAN HEALTH CARE TRUST, INC.

                   NOTES TO FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
               AND THE YEAR ENDED DECEMBER 31, 1995

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

e.   USE OF ESTIMATES - Management has made certain estimates and
     ----------------
     assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
-------------------------------------------

At September 30, 1996 and December 31, 1995, the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the
"Florida Property").

THE MICHIGAN PROPERTY

On March 9, 1994, the Trust sold the Marshall Manor property.
The sale resulted in a loss of $150,280.

Included in the caption "Rent and other receivables" is the discounted contract balance of $52,882 at September 30, 1996 and $81,290 at December 31, 1995, resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly payments of $12,500 through March 31, 1996 and $18,750 thereafter, has been discounted using an implicit interest rate of 7.5% and results in principal maturities of $45,153 and $36,157 in 1996 and 1997, respectively. The contract is subordinated to other debt secured by the Marshall Manor property.

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

The Trust is contingently liable for unpaid property taxes which are the contracted obligation of the lessees. Unpaid property taxes approximated $74,000 at September 30, 1996.

NOTE 4:   MORTGAGE NOTES PAYABLE
--------------------------------

                                        9/30/96         12/31/95
                                        -------         --------

Bank mortgage note - Florida
Property, payable in monthly
installments of $38,660, including
interest at 10.25%, through
October 1996, at which date the
unpaid balance is due                  $3,304,709      $3,394,708

Bank mortgage note - Colorado
Properties, interest at 8.25%;
payable in monthly installments
of $11,950 of interest only,
through October 31, 1996, at
which date the unpaid balance is
due in full.                            1,673,977       1,673,977
                                       ----------      ----------

     Total mortgage notes payable      $4,978,686      $5,068,685
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

In 1993, the Successor Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease. The unamortized portion ($10,372 at September 30, 1996 and $22,357 at December 31, 1995) has been included in the balance sheet in the caption "Accounts payable and accrued expenses."


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          -----------------------------------------------
          OPERATION
          ---------

          (a)  Not Applicable
               --------------

          (b)  Management's Discussion and Analysis of Financial
               -------------------------------------------------
Condition and Results of Operations.
-----------------------------------

     RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1996
     --------------------------------------------------------

     Operations for the fiscal quarter ended September 30, 1996 reflect rental income and interest income. The rental income is a result of the lease of the three long term care facilities owned by the Trust. One of these facilities is leased on a thirty-month lease ending March 31, 1998 and one of the facilities is leased to an affiliate of the Advisor, Harbor American Capital Group, a California Limited Partnership. Such affiliation results from common ownership by James R. Sellers of Heritage Advisory Corporation, (the Managing General Partner of the Advisor) and the lessee of the Florida Property. This lessee is Bayshore Healthcare Services, Inc. ("BHS"). Two of the nursing homes are located in Colorado (the "Colorado Properties"), and one is located in Florida (the "Florida Property").

     The Colorado Properties are New Life Care Center in Greeley, Colorado ("New Life") and Country View Care Center in Longmont, Colorado ("Country View"). New Life is leased to Res-Care, Inc. of Louisville, Kentucky ("Res-Care") for a thirty month period ending March 31, 1998. Res-Care has kept its lease payments current since inception of the leases (the "Colorado Leases") on October 1, 1992. The mortgage payments on the Colorado Properties are current.

     The Trust has been seeking alternate uses for the Country
View Property but has not yet finalized any arrangement. If it is unable to do so, the value of the property could be impaired.

     The Trust is currently negotiating an extension agreement with PNC Bank, Kentucky, Inc. ("PNC"), its lender on the Colorado Properties. This loan will be due October 31, 1996. Under the anticipated agreement, the loan will be extended to an as yet undetermined date and monthly payments of interest only at the rate of 9.25% per annum will be payable on the 20th of each month. The monthly lease payment from New Life to the Trust is approximately equivalent to the anticipated modified extended monthly mortgage payment due from the Trust to PNC covering both New Life and Country View. Efforts are being made to sell or refinance the Colorado Properties. However, no assurance can be given that such efforts will be successful. If the Trust is unable to sell, refinance or arrange the currently negotiated extension, the Trust could lose the properties under a foreclosure proceeding.

     The Florida Property is leased to BHS and all lease payments are current. The Trust is obligated to PNC under a first mortgage loan on the Florida Property which is current in its mortgage payments but matures on October 31, 1996. The Trust is also negotiating an extension agreement on this loan. Under the anticipated agreement, the loan will be extended to an as yet undetermined date and provide for monthly payments of $38,659.55 including interest at the rate of 9.25% per annum payable on the 20th of each month. Efforts are continuing to sell or refinance the Florida Property. However, no assurance can be given that such efforts will be successful.

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

     A previously owned Michigan property, Marshall Manor Nursing Home, was sold effective March 4, 1994. Terms of the sale provided for the purchaser, Marshall Healthcare Investors, L.P., a Georgia limited partnership, to pay $50,000 to the Trust during the first year payable at the rate of $12,500 per quarter beginning September 30, 1994. Quarterly payments totalling $50,000 per year were also due in the second year beginning September 30, 1995 and quarterly payments totalling $75,000 are due in the third year beginning September 30, 1996. All payments due to date have been made in a timely manner.

     For the three months ending September 30, 1996, rental income in the amount of $178,486 was received as compared with the period ending September 30, 1995, for which $224,019 was received, a decrease of 21%.

     For the nine months ended September 30, 1996, rental income in the amount of $534,863 was received. For the nine months ending September 30, 1995, $663,205 of rental income was received representing a 19% decrease from 1995 to 1996. This decrease for both the three month and the nine month period ending September 30, 1996 was caused by the cessation of rental income from the Country View Property.

     The rental amounts received for the current quarter result from the leases which became effective on June 30, 1995 for the New Life Property and on May 1, 1993 for the Florida Property.

     Interest income results from the Trust's funds being temporarily invested in such short term investments as savings accounts and certificates of deposits issued by the Trust's banks, PNC and BankOne Arizona of Tucson, Arizona. Also, the Trust currently has $40,000 invested in three month Treasury Bills yielding approximately 5%.

     Gross revenues of $219,240 for the quarter ended and $581,607 for the nine months ended September 30, 1996, were primarily derived from the net lease rentals received from the two Properties. Gross revenues were $226,691 for the quarter ended and $672,492 for the nine months ended September 30, 1995, which represented decreases of 3% and 14%, respectively.

     Net income of $7,390 for the quarter ended and net losses of $47,129 for the nine months ended September 30, 1996 resulted after reduction of operating expenses, which included $39,182 and $117,656 of depreciation and amortization for the quarter and nine months ended September 30, 1996, respectively. Net income was $44,372 for the quarter ended and $48,354 for the nine months ended September 30, 1995, representing decreases from 1995 to 1996. These decreases in net income from quarter to quarter and nine month period to nine month period in 1996 were due primarily to the cessation of rental income from the Country View Property.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash flows from operations were $73,007 in the third quarter of 1996 compared with $91,674 in the third quarter of 1995. This quarterly decrease results primarily from the cessation of rental income from the Country View Property and from the ongoing Country View maintenance and insurance costs that must now be borne by the Trust.

     Since the future of Country View is in question and since the potential sale of the Florida Property is also in question, this impacts liquidity. Trust management intends to continue to do everything in its power to protect shareholder equity. Trust management feels that chances for selling the Florida Property at a market price are good. However, it currently has no strong indications of successfully leasing or selling the Country View Property.


PART II:  OTHER INFORMATION

ITEMS 1, 2, 3, AND 4.  NOT APPLICABLE
                       --------------

Item 5.   OTHER INFORMATION

a.   NOMINATION OF NEW DIRECTORS
     ---------------------------

     On October 25, 1996, the Board of Directors (the "Board") held a special meeting in which three new Directors were nominated to fill the three existing vacancies. The By-Laws of the Trust provide for the election of five (5) members of the Board. Grady P. Hunter and F. Dale Markham approved the election of three new Directors to fill the vacancies on the Board. The three new Directors are: Thomas M. Clarke, Charles E. Trefzger and Thomas A. White. These nominations will be effective until the next annual meeting of stockholders of the Trust.

b.   OLD DIRECTORS' FEES
     -------------------

     The Board approved the payment of accrued, but unpaid, directors' fees of $27,567 each to Messrs. Hunter and Markham through October 31, 1996. In addition, the Board approved compensation equal to $24,000 payable to Mr. Markham for his services as President during 1996. Such fees have not been paid to date and it is anticipated that prior to such payment, the newly constituted Board will consider ratifying this approval at some later Board meeting.

c.   ELECTION OF OFFICERS
     --------------------

     On October 25, 1996, the newly constituted Board held a special meeting in which the Officers of the Company were elected. The following individuals were elected as Officers:

                    F. Dale Markham, Chairman
     Thomas M. Clarke, President and Chief Financial Officer
            Linda M. Clarke, Secretary and Treasurer

d.   NEW ADVISOR
     -----------

     The Board accepted the termination of the advisory agreement between the Trust and Harbor American Capital Group, effective as of October 31, 1996. The newly constituted Board authorized and approved the new Advisory Agreement with Lenox Healthcare Capital Services, LLC ("Lenox"), a newly formed Massachusetts limited liability company. Lenox will provide advisory services to the Trust for a period of one year. The ownership of Lenox is held as follows: 50% jointly Linda M. and Thomas M. Clarke; 35% Heritage Advisory Corporation (of which James Sellers, principal of the former advisor, owns 100%); and 15% Harbor American Capital Group, a California limited partnership (and the general partner of which is Heritage Advisory Corporation). Under the new advisory agreement, the Trust is obligated for minimum fees of $2,500 per month up to .3% of average invested assets (payable monthly).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a) The following exhibits are filed as part of this report:

          27 --  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996

HARBOR AMERICAN HEALTH CARE TRUST, INC.



BY:  /s/ Thomas M. Clarke
    --------------------------------
     Thomas M. Clarke
     President and Chief Financial Officer
     (Principal Executive, Financial and
      Accounting Officer)