Form 10QSB
period 1997-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1997-05-15
CIK 810836

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549



FORM 10-QSB





[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly Period Ended March 31, 1997

or



[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________________ to
_________________

Commission file number 33-11863



	                                     HEALTHCARE INVESTORS OF
AMERICA INC.				                                    (Exact name
of small business issuer as specified in its charter)



Maryland 		86-0576027

(State or other jurisdiction of   	 	(I.R.S. Employer
Identification No.)

incorporation or organization)

                75 South Church Street
              Pittsfield, MA                           	 	 01201

    (Address of principal executive offices) 	 	 (Zip Code)

(413) 448-2111

(Issuer's telephones number, including area code)



Not Applicable

(Former name, former address and former fiscal year, if changed since last report)







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __



Indicate the number of shares outstanding of each of1 the issuer's classes of common stock, as of the latest practical date.



Common Stock, $.01 Par Value - 397,600 shares as of May 12,
1997.

HEALTHCARE INVESTORS OF AMERICA, INC.









                               INDEX





                                                                	PAGE





Part  I.  Financial Information



Item 1. Condensed Financial Statements (Unaudited)



	Balance sheets  -  December 31, 1996 and March 31, 1997           1

	Statements of operations -

	Three months ended  March 31, 1996 and 1997	                     	2

	Statements of cash flows -

	Three months ended  March 31, 1996 and 1997		                  			3

	Notes to financial statements - March 31, 1997                    4



Item 2. Management's Discussion and Analysis or Plan of            5
Operation



Part  II.    Other Information


Item 6.  				                                               							9


Signatures                                                        10



PART I - FINANCIAL INFORMATION

HEALTHCARE INVESTORS OF AMERICA, INC.



BALANCE SHEETS

                                            	March 31,  		December 31,
                                              	1997 	        	1996
                                         	 	(Unaudited)    		(Note)

ASSETS


Real Estate Properties:

	Land                                        	$466,301 	    	$466,301

	Building and improvements, net of accumulated
	depreciation of $4,034,391 and $3,997,103
 March 31, 1997 and December 31, 1996
 respectively                               	4,322,708    		4,359,997

	Prepaid expenses                               	6,418        		9,169

	Rent and other receivables                       	410 	      	60,310

	Cash and cash equivalents                    	162,469      		166,959



           TOTAL ASSETS                    	$4,958,306   		$5,062,736




LIABILITIES and STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable and accrued expenses       	$141,803     		$181,397

	Mortgage notes payable                     	4,938,792    		4,971,910



         TOTAL LIABILITIES                  	5,080,595    		5,153,307



COMMON STOCKHOLDERS' EQUITY

	 Common stock, $.01 par value                  	3,976        		3,976

 	Capital in excess of par value            	3,652,823 	   	3,652,823

 	Distributions in excess of net earnings  	(3,779,088)	   	(3,747,370)



     TOTAL COMMON STOCKHOLDERS' EQUITY       	(122,289)	      	(90,571)



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  	4,958,306     		5,062,736



HEALTHCARE INVESTORS OF AMERICA, INC.

STATEMENTS OF EARNINGS AND DISTRIBUTIONS
           IN EXCESS OF NET EARNINGS
                                                	   	Three Months Ended
  		                                                    		March 31,
                                                     1997        		1996
                                               		(Unaudited) 		(Unaudited)

REVENUES:


Rental income                                    		$178,929    		$177,555

Miscellaneous income                                   		-- 	      	1,000

Interest income                                       		900 	      	2,487



                                                  		179,829     		181,042

EXPENSES:

Advisory and other fees                             		7,500       		9,870

Directors fees and other expenses                 	 	11,000       		7,300

Other operating expenses                           		32,477      		28,711

Depreciation and amortization                      		37,290      		39,292

Interest Expense 	                                 	123,281     		115,337



          Total Expenses                          		211,548     		200,510



		NET LOSS                                       		$(31,719)   		$(19,468)



NET LOSS PER COMMON SHARE                          		$(0.08)    	 	$(0.05)



WEIGHTED AVERAGE NUMBER OF SHARES                 		397,600    	 	397,600



Distributions in excess of earnings
         - beginning of period               	 	$(3,747,368)  $(3,642,579)



Net loss                                          		(31,719)    		(19,468)



Distributions during the period 	                       	--          		--



Distributions in excess of earnings
        - end of period                       		$(3,779,087) 		$(3,662,047)


HEALTHCARE INVESTORS OF AMERICA, INC.


                    				STATEMENTS OF CASH FLOWS


                                               	    Three Months Ended
                                                 	        March 31
                                                     	1997     		1996

                                                 (Unaudited)		(Unaudited)

OPERATING ACTIVITIES

		Net loss                                        	$(31,719)   	$(19,468)

	Adjustments to reconcile net loss to net cash provided by operating activities:

 		Provision for depreciation and amortization      	37,290      		39,292


	Changes in operating assets and liabilities:

		Decrease in contract, rents and other receivables 	59,900	      	10,976

		Decrease in prepaid expenses and other assets       	2,752      		4,930

		Decrease in accounts payable and accrued expenses 	(39,595)   		(34,609)

	NET CASH PROVIDED BY OPERATING ACTIVITIES           	28,628      		1,121



FINANCING ACTIVITIES

	Principal payments on long-term borrowings         	(33,118)   		(33,717)

 	NET CASH USED IN FINANCING ACTIVITIES             	(33,118)   		(33,717)



NET DECREASE IN CASH AND CASH EQUIVALENTS            	(4,490) 	  	(32,596)



Cash and cash equivalents at beginning of period    	166,959	    	198,061



CASH AND CASH EQUIVALENTS AT END OF PERIOD         	$162,469   		$165,465







HEALTHCARE INVESTORS OF AMERICA, INC.



		   	        NOTES TO  FINANCIAL STATEMENTS
                        (UNAUDITED)

March 31, 1997



NOTE 1--BASIS OF PRESENTATION



	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March
31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Trust's annual report on Form 10-KSB for the year ended December 31, 1996.



	The independent public accountants' report for the year ended December 31, 1996 included an explanatory paragraph with respect to the ability of the trust to continue as a going concern. The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two of which are under lease, thus limiting cash flows available to pay operating expenses.
Mortgage notes payable on the Trust's properties mature on June
20, 1997. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.



	Management's plans include continuing to seek sources to refinance the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable prior to June 20, 1997. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing. In connection with the proposed refinancing, it is likely that a new entity controlled by two of the Trust's directors would assume the lease for the Florida property. In the event this negotiation is unsuccessful, Trust management believes that the Trust will be successful in obtaining other sources of financing. There can be no assurance that the Trust's refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable. Trust management is currently evaluating alternative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using appraisals as vacant facilities and the exploration of alternative uses.



NOTE 2--INCOME TAXES


			The Trust did not file its applicable Federal and State income tax returns for the periods 1992 through 1996 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1996. As of December 31, 1996, the
Trust had net operating loss carryforwards for income tax purposes of approximately $394,000 which will expire beginning in 2006.



	The Advisor is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"),
Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust
("REIT"). In the event it is determined that the Trust did not qualify as a REIT, it would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for the prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provision.



	The Advisor and its independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The Advisor and the Trust's independent accountants are reviewing various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination letter from the Internal Revenue Service and evaluating the applicability of reelecting status as a REIT.
If a determination is made that the Trust does not qualify as a REIT for the purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust.




HEALTHCARE INVESTORS OF AMERICA, INC.



                   Three Months Ended March 31, 1997



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



(a)	  Not applicable



(b) 	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS



Results of Operations



             March 31, 1997 Compared to March 31, 1996





  	Rental income. The Trust primarily derives its revenues from the leasing of facilities to Healthcare providers. For the three months ended March 31, 1997, rental income increased by $1,374 to $178,929 as compared to $177,555 for the three months ended
March 31, 1996. The increase is primarily attributable to an increase in rents charged lessees at one of the Trust's facilities.



  	Advisory and other fees. Advisor and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC (the
"Advisor"), the advisor of the Trust. For the three months ended March 31, 1997, advisory and other fees totaled $7,500 which is $2,370 less than advisory and other fees charged by Harbor American Capital Group, the predecessor advisor to the Trust for the three months ended March 31, 1996. The decrease is the result of the fees charged by the new Advisor to the Trust.



  	Directors fees and expenses . Directors fees and expenses for the three months ended March 31, 1997 were $11,000, an increase of $3,700 or 23% from $7,300 for the three months ended March
31, 1996. This increase is primarily attributable to an increase in the number of elected Directors.



  	Other operating expenses.  Other operating expenses consists
primarily of  maintenance and administrative costs.    Other
operating costs for the three months ended March 31, 1997 were $32,477, an increase of $3,766 or 13% from $28,711 for the three months ended March 31, 1996. This increase is primarily the result of additional costs associated with a vacant facility.



  	Depreciation and amortization . Depreciation and amortization for the three months ended March 31, 1997 were $37,290, a decrease of $2,002 or 5% from $39,292 for the three months ended
March 31, 1996. This decreae is primarily the result of assets becomming fully depreciated.



  	Interest expense. For the three months ended March 31, 1997, interest expense totaled $123,281 as compared to $115,337 for the same period in 1996. This increase in interest expense is the result of an increase in the interest rate on certain mortgage notes payable. Liquidity and Sources of Capital



  	At March 31, 1997, the Trust had negative working capital of $4,926,000. Cash decreased from $166,959 from December 31, 1996 to $162,469 at March 31, 1997.  The net decrease is primarily
the result of cash being expended for operating purposes.   Rent
and other receivables decreased $59,900 to $410 at March 31,
1997. The decrease is the result of the collection of account balances. Accounts payable and accrued expenses decreased
$39,594 from $181,397 at December 31, 1996 to $141,803 at March
31, 1997. The decrease is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased $33,118 from $4,971,910 at December 31, 1996 to $4,938,792 at
March 31, 1997.  The decrease is the result of payments of
principal on mortgaged property.   Distributions in excess of
net earnings decreased $25,657 from ($3,747,369) at December 31, 1996 to ($3,773,026) at March 31, 1997. The decrease is the result of the net loss for the period ending March 31, 1997.



	The Trust has relied solely on rental income to pay its expenses in 1997 and 1996. Cash flows provided by operations were $28,629 for the three months ended March 31, 1997 as compared to $1,121 for the same period in 1996.



	The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two of which are under lease, thus limiting cash flows available to pay operating expenses.
Mortgage notes payable on the Trust's properties mature on June
20, 1997. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.



	Management's plans include continuing to seek sources to refinance the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable prior to June 20, 1997. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing. In connection with the proposed refinancing, it is likely that a new entity controlled by two of the Trust's directors would assume the lease for the Florida property. In the event this negotiation is unsuccessful, Trust management believes that the Trust will be successful in obtaining other sources of financing. In addition, Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of the refinancing transaction. There can be no assurance that the Trust's refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable. Trust management is currently evaluating alternative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using appraisals as vacant facilities and the exploration of alternative uses.



	The Advisor is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"),
Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust
("REIT"). In the event it is determined that the Trust did not qualify as a REIT, it would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for the prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provision.



	The Advisor and its independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The Advisor and the Trust's independent accountants are reviewing various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination letter from the Internal Revenue Service and evaluating the applicability of reelecting status as a REIT.
If a determination is made that the Trust does not qualify as a REIT for the purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust.



	The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.



	Much national attention is currently focused on Healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from any significant Healtcare reform.

PART II - OTHER INFORMATION

HEALTHCARE INVESTORS OF AMERICA, INC.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K



	(a)  Exhibits

	(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.
HEALTHCARE INVESTORS OF AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









		HEALTH CARE INVESTORS OF AMERICA, INC.

		(Registrant)





Date:  May 14, 1997 	                     	/s/ Thomas M. Clarke
                                         		Thomas M. Clarke, President
                                         		(Principal Executive Officer)





Date: May 14, 1997                       		/s/ David M. Fancher
                                         		David M. Fancher
                                         		Chief Financial Officer
                                         		(Principal Financial &
                                           Accounting Officer)

HEALTHCARE INVESTORS OF AMERICA, INC.





SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




		HEALTHCARE INVESTORS OF AMERICA, INC

		(Registrant)





Date:  May 14, 1997                       		Thomas M. Clarke, President
                                           	(Principal Executive Officer)





Date:  May 14, 1997                       		David M. Fancher
                                          		Chief Financial Officer
                                          		(Principal Financial &
                                            Accounting Officer)