Form 10KSB
period 1996-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1997-06-10
CIK 810836

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

     (Mark One)
[X]                      ANNUAL REPORT PURSUANT TO SECTION 13
     OR  15(d)  OF THE SECURITIES EXCHANGE  ACT  OF
     1934

     For the Fiscal Year Ended 12/31/96      OR-
[ ]                      TRANSITION REPORT UNDER SECTION 13
     OF  15(d)  of THE SECURITIES EXCHANGE  ACT  OF
     1934

     For the Transition Period from ____________ to
     ____________

     Commission file number:  33-11863

             HEALTHCARE INVESTORS of AMERICA, INC.
     (Exact name of small business issuer as specified in i ts charter)

               Maryland                 86-0576027
     (State     of     other    jurisdiction     of
     (IRS  Employer  incorporation or organization)
     Identification
     No.)

     75 South Church Street, Suite 650, Pittsfield, MA 0120
     1
            (Address of principal executive offices)

     Issuer's telephone number: (413) 448-2111
     Securities registered under Section  12(b)  of
     the Exchange Act:
     Name  of  each  exchange on which  registered:
     None
     Securities registered under Section  12(g)  of
     the Exchange Act:
     Title of each class:    None
     Check  whether  the issuer (1) has  filed  all
     reports required to be filed by Section 13  or
     15(d)  of the Exchange Act during the past  12
     months  (or for such shorter period  that  the
     issuer was required to file such reports), and
     (2)   has   been   subject  to   such   filing
     requirements for the past 90 days. Yes X  No.






     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-
     B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part
     III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $759,220.

     The  aggregate  market  value  of  the  voting
     common stock, $.01 par value ("Common Stock"),
     held  by  non-affiliates of the issuer  as  of
     April  29, 1997 was $375,100.  397,600  shares
     of   Common  Stock  of  the  registrant   were
     outstanding as of April 29, 1997.

     Transitional Small Business Disclosure  Format
     (check one):    Yes ___  No  X

     Total of sequentially numbered pages:
     Exhibit Index on sequential page number:


























     ITEM 1. BUSINESS

     General Development of Business

              Healthcare Investors of America, Inc.
     (the "Trust") is a Maryland corporation formed
     on  February  6, 1987.  The Trust changed  its
     name  from Harbor American Health Care  Trust,
     Inc.   effective  December  18,   1996.    The
     principal office of the Trust is located at 75
     South Church Street, Suite 650, Pittsfield, MA
     01201.    The   Trust's   advisor   is   Lenox
     Healthcare  Capital  Services,  LLC  ("Lenox")
     (the "Advisor").

           During 1996, the Trust continued to  own
     the  real  property, fixtures and improvements
     used in connection with the operation of three
     long  term care facilities located in  Florida
     and  Colorado. These are Bayshore Convalescent
     Center  ("Bayshore"), a 150  bed  skilled  and
     intermediate   care  nursing   home   facility
     located in North Miami Beach, Florida acquired
     as  of  March, 1988; Country View Care  Center
     ("Country View"), an 87 bed intermediate  care
     nursing facility located in Lodgment, Colorado
     acquired  as of December, 1989;  and New  Life
     Care   Center,   ("New  Life"),   a   56   bed
     intermediate   care  nursing   home   facility
     located  in Greeley, Colorado acquired  as  of
     December, 1989.  Country View and New Life are
     collectively   referred  to  herein   as   the
     "Colorado Properties".

                At  December 31, 1996, two  of  the
     three  properties were leased under  operating
     leases.   Bayshore  was  leased  to   Bayshore
     Healthcare Services, Inc. ("BHS")    See  Item
     2,   Description  of   Property,  The  Florida
     Lease.   BHS  is an affiliate of the Trust  as
     it  is owned by James R. Sellers, an affiliate
     of  the Advisor.  New Life was leased to  Res-
     Care,  Inc.,  a  Kentucky  corporation  ("Res-
     Care"), an unaffiliated entity, pursuant to  a
     lease  which  expires  in  March  1998.     On
     September 30, 1995, Country View was vacated by the lessee and remains unoccupied.

           The  State  of Colorado is  interpreting
     certain  Federal  Healthcare  Finance   Agency
     guidelines pertaining to "active treatment" of mentally retarded, developmentally disabled
     ("MRDD") patients, such as those receiving care at the Colorado Properties. The State's interpretation is requiring these patients to be moved into private housing and out of institutional housing such as that offered at the Colorado Properties.

           The  terms  of  the lease with  Res-Care
     provide for lease payments based on the number
     of   patients   residing   at   the   Colorado
     Properties as well as those placed outside  of
     the facilities under the "Community Advantage"
     program.
           It is therefore management's belief that
     the Colorado Properties may ultimately have to
     be  used  for purposes other than the  present
     MRDD  use.  By cooperating with the  State  of
     Colorado   in  the  implementation   of   this
     program, the Trust believes it will have until
     March, 1998 to develop an alternative use  for
     New   Life   in   Greeley,  Colorado.    Trust
     management  worked during 1996 to  develop  an
     alternative use for Country View in  Lodgment,
     Colorado.   During  1995, plans  were  nearing
     completion to lease or sell the property to  a
     juvenile corrections operator when the  voters
     of the county in which the property is located
     voted  to disallow future juvenile corrections
     facilities  in the county.  Other  alternative
     uses  for  Country View are being  considered.
     No   assurance   can  be   given   that   such
     alternative uses will not significantly reduce
     the   long   term   value  of   the   Colorado
     Properties.

           The  Trust has entered into a  one  year
     contract   for  advisory  services  with   the
     Advisor.   Thomas M. and Linda M.  Clarke  own
     50% of Lenox. The other 50% of Lenox is owned by entities affiliated with James R. Sellers, formerly affiliated with the previous advisor.
     The goal of the Advisor is to assist the Trust in its intended growth.

           The Trust's continuing plan of operation
     for  the 1997 fiscal year (ending December 31,
     1997)  is  as follows:  The Trust  intends  to
     own,  lease  or sell its properties.   To  the
     extent  it  has funds available for investment
     (it  currently has no such funds available and
     no  plans  for  raising such funds),  it  will
     invest   primarily   in   Healthcare   related
     properties,   including   long    term    care
     facilities,    medical    office    buildings,
     retirement   housing  facilities,  psychiatric
     hospitals and substance abuse recovery centers
     through   acquisitions,  joint  ventures   and
     mortgage loans.  The Trust may also invest  in
     commercial, industrial and residential  income
     producing  real  properties  through   similar
     means.  Since the Trust has no available funds
     for such investments, its ability to undertake
     such  investments will be dependent  upon  the
     availability of capital to the Trust. See Item
     6:   Management's Discussion and  Analysis  or
     Plan  of  Operation.   As  noted  above,   the
     Company's  mortgage notes  payable  mature  on
     June  20,  1997.  The lender has not  demanded
     payment  on  these notes and has not  notified
     the  Trust  of  an  event  of  default  or  of
     foreclosure   proceedings.    Management    is
     currently  seeking sources  to  refinance  the
     mortgage   notes   payable.    Management   is
     currently negotiating with a third party for a
     new  debt  agreement to refinance the mortgage
     notes   payable.   In  connection   with   the
     proposed refinancing, it is likely that a  new
     entity   controlled  by  two  of  the  Trust's
     directors  would  assume  the  lease  for  the
     Florida   Property.    In   the   event   this
     negotiation is unsuccessful, Trust  management
     believes that the Trust will be successful  in
     obtaining  other  sources  of  financing.   In
     addition, Trust management believes  that  the
     mortgage  note lender will not demand  payment
     prior  to  the  successful completion  of  the
     refinancing  transaction.   There  can  be  no
     assurance that the Trust will be successful in refinancing efforts or that the Bank will not demand payment of the mortgage notes.


           The  Advisor, together  with the Trust's
     independent    accountants    is     currently
     evaluating  the  Trust's compliance  with  the
     provisions of the Internal Revenue  Code  (the
     "Code"),   Treasury  Regulations   and   other
     relevant  laws pertaining to the qualification
     of the Trust as a real estate investment trust
     ("REIT").  In the event it is determined  that
     the  Trust did not qualify as a REIT, it would
     be  taxable as a C corporation under the Code.
     However,  as a taxable corporation, the  Trust
     would not owe any current tax or tax for prior
     years   due   to   its  net   operating   loss
     carryovers.  Therefore, no adjustment would be
     required    to   the   historical    financial
     statements related to any tax provision.

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

           The Trust also anticipates reviewing and
     evaluating   other  properties  for   possible
     investment   opportunities.    However,    the
     Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

     Financial Information About Industry Segments

           When  financial resources are available,
     the  Trust's  primary  business  and  industry
     segment  is  to  invest in Healthcare  related
     real   properties,  including  long-term  care
     facilities,    medical    office    buildings,
     retirement   housing  facilities,  psychiatric
     hospitals,   and   substance  abuse   recovery
     centers through acquisitions, joint ventures and mortgage loans. The Trust also may invest in commercial, industrial, and residential income-producing properties through similar means.

           One of the Colorado Properties is leased to a lessee unaffiliated with the Trust. The remaining property, Bayshore, is leased to a lessee affiliated with the Trust. See Item l:
     Description of Business, General Development of Business.

     Narrative Description of Business

           The  Directors of the Trust  manage  and
     control  the  affairs of the  Trust  and  have
     general  responsibility and ultimate authority
     affecting  the investments of the Trust.   The
     Directors  have  engaged  the  Advisor  as  an
     investment  advisor to select investments  and
     supervise  the  day-to-day operations  of  the
     Trust.   Lenox,  as  the Advisor,  is  engaged
     primarily in real estate consulting.

           The Advisor is currently evaluating the Trust's compliance with the provisions of the Code, Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a REIT. See Item 1: Description of
     Business, General Development of Business.

           The  investment objectives of the  Trust
     are  (1) to provide quarterly or more frequent
     cash   distributions  to   stockholders   from
     operations,  (2) to provide long-term  capital
     appreciation  to  stockholders,  and  (3)   to
     preserve   and   protect   the   stockholders'
     original  invested  capital.   When   and   if
     financial  resources are available, the  Trust
     intends  to  invest  primarily  in  Healthcare
     related  property,  including  long-term  care
     facilities,    medical    office    buildings,
     retirement   housing  facilities,  psychiatric
     hospitals and substance abuse recovery centers
     through  acquisitions,  joint  ventures,   and
     mortgage loans.  The Trust also may invest  in
     commercial, industrial and residential  income
     producing  real  properties  through   similar
     means.  To  the  extent funds  are  not  fully
     invested in real properties or mortgage loans,
     the   Trust   may   invest   temporarily    in
     investments    such   as:    (i)    short-term
     government  securities,  (ii)  securities   of
     government     agencies,    (iii)     bankers'
     acceptances  and  repurchase agreements,  (iv)
     certificates  of  deposit,  (v)  deposits   in
     commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.














           The current and anticipated business  of
     the  Trust  is not seasonal.  The  results  of
     operations of the Trust will depend  upon  the
     availability  of  (i) capital  to  the  Trust,
     which  is  currently  limited,  (ii)  suitable
     opportunities for investment and  reinvestment
     of  its  funds, and (iii) the yields available
     from  time  to time on real estate  and  other
     investments.   If  capital  were   to   become
     available  to  the Trust, the  Trust  will  be
     competing  for  acceptable  investments   with
     other   financial  institutions,  syndicators,
     other  REITs,  investment  bankers,  including
     banks,  insurance companies, savings and  loan
     associations, mortgage bankers, pension  funds
     and  other  real  estate  investment  programs
     (including   other   real  estate   investment
     programs which may be sponsored by the sponsor
     or  the  Advisor of the Trust in  the  future)
     that  may have similar objectives to those  of
     the Trust.  Substantially all competitors have
     greater  resources than the  Trust.   Further,
     certain  of  the directors of  the  Trust  and
     member-managers   of  the  Advisor   and   its
     Affiliates are engaged for their own  account,
     or on behalf of other entities, in the type of
     activities  in which the Trust intends  to  be
     engaged.    Thus,  the  Trust  could   be   in
     competition for investments with one  or  more
     corporations,  partnerships  or  trusts   with
     which  such  directors  or  officers  may   be
     affiliated.

           The Trust, as of December 31, 1996,  did
     not directly employ any persons.  The business
     of  the Trust is managed by the Advisor,  with
     which  the Trust has entered into an  Advisory
     Agreement.  See Item 9:  Directors,  Executive
     Officers,   Promoters  and  Control   Persons;
     Compliance With Section 16 (a) of the Exchange
     Act  and  Item 12:  Certain Relationships  and
     Related Transactions.

     ITEM 2.  DESCRIPTION OF PROPERTY

           Bayshore.  Bayshore consists  of  a  one
     story  structure built in 1963 and a two story
     addition built in 1968.  The structure  totals
     35,294 square feet and contains 150 beds.  The
     Property is located on an approximately 49,704
     square  foot  parcel of real estate  at  16650
     West  Dixie  Highway  in  North  Miami  Beach,
     Florida.

           Country  View.  Country View  is  a  one
     story   structure   containing   approximately
     21,688  square  feet, constructed  during  the
     early 1970's.  The building is situated on two
     parcels  of land containing approximately  9.8
     acres near Longmont, Colorado. This property was operated as an intermediate care facility to serve the mentally challenged and contains
     87 beds.  It is currently unoccupied.




           New  Life.   New  Life is  a  one  story
     structure   containing  approximately   18,000
     square  feet, built in 1957.  The building  is
     located   on   a  parcel  of  land  containing
     approximately  1.09  acres,  approximately   3
     miles from Greeley, Colorado. This property is operated as an intermediate care nursing home facility to serve the mentally challenged and contains 56 beds.

           The  Leases.  The Trust has entered into
     operating Leases under net lease terms on  two
     of the three properties which it has acquired.
     The  Leases  permit the lessee  thereunder  to
     operate    the   properties   as    Healthcare
     facilities    licensed   for    skilled    and
     intermediate long term nursing services and for such additional uses as may be approved by the Trust and consented to by the appropriate mortgage lender.

           The  Colorado Leases.  Effective October
     1,   1992,  upon  rejection  of  the  original
     leases,  the  Trust entered into  the  current
     Colorado Lease (the "Current Colorado Lease") of New Life with Res-Care.

            The  Current  Colorado  Lease  had   an
     original   term   of  three  (3)   years   and
     originally  provided for three  (3)  one  year
     options  to  extend, thus ending on  September
     30,  1998 if all options were exercised.   The
     initial  term of this lease expired  September
     30,  1995. The Lessee negotiated a new  option
     to  extend the New Life lease for thirty  (30)
     months expiring March 31, 1998.  The lease  of
     Country View expired on September 30, 1995 and
     Country  View  is  currently unoccupied.   The
     Trust has been seeking alternate uses for Country View but has not yet finalized any arrangement.

          The Current Colorado Lease is a net lease
     requiring   Res-Care  to  pay  all   operating
     expenses of the properties except for  "major"
     repairs which are the obligation of the Trust.
     "Major"  repairs include, but are not  limited
     to,  structural repairs, repairs to the  roof,
     walls and foundations of the buildings on  the
     leased premises, maintenance of the electrical
     wiring and fixtures, plumbing, heating and air-
     conditioning   equipment,   sewage   treatment
     plant, and repair of driveways and parking areas.








          The Current Colorado Lease provides for a
     basic annual rent payable monthly (the "Annual
     Base  Rent") equal to 115% of the "Annual Fair
     Rental  Allowance" as determined by the  State
     of  Colorado,  Health Facilities Division,  or
     any other agency having jurisdiction over such
     rates  ("HFD").   The  Annual  Base  Rent   is
     $150,000  for  New Life.  Upon  issuance  from
     HFD,   and  receipt  by  Res-Care  of   notice
     ("Notice")   of  a  new  annual  Fair   Rental
     Allowance,  such Annual Fair Rental  Allowance
     shall  be  substituted in the  calculation  of
     Annual  Base  Rent effective as  of  the  date
     specified in the Notice.  The monthly rent  is
     adjusted   by   the  percentage  decrease   or
     increase in the "Client Base" (as defined  and
     adjusted  in this paragraph) to arrive  at  an
     adjusted  monthly rent.  The  initial  "Client
     Base" is deemed to be 52 at New Life which was
     the  client population resident census of  the
     facilities  as  of  August  24,   1992.    Any
     adjustments in the monthly rent as a result of
     an   increase  or  decrease  in   the   client
     population of either facility commence the month following such increase or decrease and are based on the average daily population for such month. Furthermore, any decrease in the client population of either facility which is the result of the transfer of a client to the supported living program in the counties of Weld and Boulder, Colorado, known as Community
     Advantage, is not considered a population decrease for purposes of arriving at the adjusted monthly rent.

           The Current Colorado Lease provides  for
     fixtures   and   equipment   to   secure   the
     landlord's   interest  in  said   lease.    At
     termination  of  the  lease,  title  to   said
     fixtures  and equipment reverts to the  Trust.
     Res-Care   is  required  to  furnish   regular
     monthly and annual financial reports to the Trust.

          The Florida Lease.  The Florida Lease was
     entered  into  effective May 1,  1993  by  the
     Trust with Bayshore Healthcare Services, Inc.,
     an  Arizona corporation ("BHS").  BHS is owned
     by  James  R.  Sellers, an  affiliate  of  the
     Advisor.   The Florida Lease has  an  original
     term  of five (5) years and provides for  five
     (5)  five year options to extend, thus  ending
     on   March  31,  2023,  if  all  options   are
     exercised.  The Florida Lease, as  it  may  be
     extended, is a net lease requiring BHS to  pay
     all  operating  expenses  of  the  properties.
     Minimum  rents are composed of two  parts,  an
     equity  component and a debt  component.   The
     beginning   equity   component   is    $84,000
     annually,  payable $7,000 monthly. A provision
     has been made to increase the equity component
     amount  after  reviewing  operations  for  the
     period from May 1, 1993, through December  31,
     1993.  To date, no change has been made.   The
     monthly  debt component is an amount not  less
     than   the  principal  and  interest   payment
     charged by the facility first mortgage lender,
     presently  PNC  Bank,  Kentucky,  Inc.   ("PNC
     Bank") of Louisville, Kentucky.

           A  provision is also made for additional
     rents.   Commencing on January  1,  1995,  and
     continuing  so  long  as  the  Florida   Lease
     remains in force, additional rent shall be due
     in  amounts equal to five (5%) percent of  the
     difference  in Net Patient Revenues,  compared
     with  Net Patient Revenues for the year  ended
     December   31,  1994,  as  reported   in   the
     financial statements of the facility  prepared
     in    accordance   with   generally   accepted
     accounting  principles ("GAAP").  Net  Patient
     Revenues are defined as total revenues of  the
     facility,  including, without limitation,  all
     ancillary   fees,  room  and  board   charges,
     rentals and other revenue derived in any way from the operation of the facility, on an accrual basis, after deduction of allowances for contractual adjustments as they relate to third party payors and before deduction of any and all expenses. The lessee is required to present the amount defined as Net Patient
     Revenues in its regular financial reporting.

           The  Florida Lease provides for fixtures
     and   equipment   to  secure  the   landlord's
     interest in the Florida Lease.  At termination
     of  such  lease,  title to said  fixtures  and
     equipment  reverts  to  the  Trust.   BHS   is
     required to furnish regular monthly and annual financial reports to the Trust.

           As  of  December 31, 1996,  real  estate
     taxes  through 1996 were due and owing on  the
     Bayshore Convalescent Center.  These  are  the
     responsibility of the lessee.  If  the  lessee
     does  not  make  the  required  tax  payments,
     responsibility  would  shift  to  the   Trust.
     Trust management is reasonably confident the lessee will make the tax payments.

            The  Loans.   Each  of  the  three  (3)
     properties owned by the Trust was funded by  a
     combination of cash and mortgage  loans.   PNC
     Bank,  formerly Citizens Fidelity Bank & Trust
     Company, holds the loans on Bayshore and on the Colorado Properties.

           The Colorado Properties Loan.  The first
     mortgage loan to PNC Bank totals $1,682,278 as
     of  December 31, 1996.  All interest  payments
     have been kept current during 1996 and through
     April   20,  1997.   The  loan,  as  extended,
     matures June 20, 1997. The loan is secured by first mortgages, assignments of leases and rents thereunder.

           The  Bayshore Loan.  The first  mortgage
     loan  to  PNC  Bank  totals $3,289,632  as  of
     December 31, 1996.  All interest payments have
     been  kept  current during  1996  and  through
     April   20,  1997.   The  loan,  as  extended,
     matures June 20, 1997.  The loan is secured by
     first  mortgages, assignments  of  leases  and
     rents  thereunder.  In addition, The  Bayshore
     Loan   is  secured  by  a  $1,000,000   second
     mortgage on The Colorado Properties.

           As  noted above, the Company's  mortgage
     notes  payable mature on June 20,  1997.   The
     lender has not demanded payment on these notes
     and has not notified the Trust of an event  of
     default   or   of   foreclosure   proceedings.
     Management  is  currently seeking  sources  to
     refinance   the   mortgage   notes    payable.
     Management  is  currently negotiating  with  a
     third  party  for  a  new  debt  agreement  to
     refinance  the  mortgage  notes  payable.   In
     connection  with the proposed refinancing,  it
     is  likely that a new entity controlled by two
     of  the  Trust's  directors would  assume  the
     lease  for the Florida Property.  In the event
     this   negotiation   is  unsuccessful,   Trust
     management  believes that the  Trust  will  be
     successful  in  obtaining  other  sources   of
     financing.    In  addition,  Trust  management
     believes that the mortgage note lender will not demand payment prior to the successful completion of the refinancing transaction.
     There can be no assurance that the Trust will be successful in its refinancing efforts or that the Bank will not demand payment of the mortgage notes payable.

           Management  believes  Bayshore  and  the
     Colorado  Properties  are adequately  insured.
     As  of April 29, 1997 occupancy at Bayshore is
     89% and 98% at New Life.

     ITEM 3.  LEGAL PROCEEDINGS

           There  are no material legal proceedings
     pending  in which the Trust is a party  or  to
     which any of the property is the subject  that
     are   not   adequately  covered  by  insurance
     maintained by the Company.

     ITEM  4.   SUBMISSION OF MATTERS TO A VOTE  OF
     SECURITY HOLDERS

           An annual meeting of the stockholders of
     the  Trust  was  held  on  December  18,  1996
     wherein   stockholders   elected   three   new
     Directors  to  fill three existing  vacancies.
     The  By-Laws  of  the Trust  provide  for  the
     election  of  five (5) members of  the  Board.
     Grady  P. Hunter and F. Dale Markham were  re-
     elected to the Board.  The three new Directors
     are:   Thomas  M. Clarke, Charles E.  Trefzger
     and    Thomas   A.   White.    Further,    the
     stockholders voted to approve the name  change
     to  Healthcare Investors of America, Inc.  and
     ratified  the  Board's  selection  of   Arthur
     Andersen LLP as independent auditors for the Trust for the fiscal year ending December 31, 1996.






     The total votes for, against and abstaining for each director are as follows:

     DIRECTOR NAME          FOR AGAINST     ABSTAIN
     Thomas   M.   Clarke  256,560.7324  3,939.0933
     13,563.8056
     Thomas   A.   White   256,560.7324  3,939.0933
     13,563.8056
     Grady   P.   Hunter   252,139,5817  3,939.0933
     17,984.8056
     F.   Dale   Markham   252,733.9666  7,799.0933
     13,738.8056
     Charles    E.   Trefzger          256,860.7324
     3,939.0933          13,263.8056

                  The total votes cast for, against
     and   abstaining  from  the  name  change  are
     262,654.3007,    1,500.00   and    9,909.3306,
     respectively.   The  total  votes  cast   for,
     against and abstaining from the selection of accountants are 262,982.0556, 3,439.0933, and
     7,642.4824, respectively.

                            PART II

           ITEM 5.  MARKET FOR TRUST'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

     Market Information; Disclosure Relating to Low
     Price Stock

           Healthcare  Investors of  America,  Inc.
     Common Stock is traded in the over-the-counter
     market   on   an  electronic  bulletin   board
     established  for securities that do  not  meet
     the    Nasdaq    SmallCap    Market    listing
     requirements  or in what is commonly  referred
     to  as  the  "pink  sheets" under  the  symbol
     "HCIV".  As a result, holders of Common  Stock
     should  expect  to find it more  difficult  to
     dispose  of, or to obtain accurate  quotations
     on   the   price   of   the   Common   Stock..
     Additionally, sales practice requirements  are
     imposed  on  broker-dealers who trade  in  the
     Common  Stock other than established customers
     and  accredited  investors.  For  transactions
     covered  by this rule, the broker-dealer  must
     make  a special suitability determination  for
     the purchaser and must receive the purchaser's
     written  consent to the transaction  prior  to
     sale.   Such burdens on trading in the  Common
     Stock  should be expected to discourage active
     trading  which would reduce the  liquidity  of
     the  Common  Stock  and  increase  the  spread
     between the bid and ask prices quoted by these
     broker-dealers, if any, which quote the Common
     Stock.   The Trust has selected  S. W. Ryan  &
     Company as market makers for its shares.
           Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 1996, 1995 and 1994.


     Holders

           As of March 15, 1997, there were 397,600 shares of Common Stock outstanding, which were owned by approximately 400 holders of record.

     Dividends

           The Trust last declared dividends on the
     Common Stock in the amount of $0.06 per  share
     in May, 1992.  Unless property sales or leases
     are  made  in 1997 which result in receipt  by
     the  Trust  of  sale or lease proceeds,  there
     will   not   likely  be  cash  available   for
     distributions   for purposes of declaring  and
     paying any dividends in 1997.  Under the  Code
     a   REIT  must  meet  certain  qualifications,
     including  a  requirement that  it  distribute
     annually to its stockholders at least  95%  of
     its taxable income as that term is defined  in
     Part  II,  Subchapter M, of Chapter 1  of  the
     Code  and  regulations and rulings promulgated
     thereunder.   The Trust intends to  distribute
     quarterly   or   more   frequently   to    its
     stockholders on a pro-rata basis substantially
     all  cash  available  for  distribution.   The
     Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

           Currently, the Advisor together with its
     independent  accountants  are  evaluating  the
     Trust's compliance with the provisions of  the
     Code,  Treasury Regulations and other relevant
     laws  pertaining  to  requalification  of  the
     Trust  as  a  REIT.   See  Item  1:  Business,
     General Development of Business.


















     ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATION

     General

           The  following discussion  and  analysis
     should   be  read  in  conjunction  with   the
     Financial   Statements   and   Notes   thereto
     appearing elsewhere herein.

     Results of Operations

     Fiscal Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          For the year ended December 31, 1996, the Trust had a net loss of $104,790, or $0.26 per share, as compared to net income of $183,026, or $0.46 per share for 1995.

           Revenues.  The Company primarily derives
     its revenues from the leasing of facilities to
     Healthcare providers.  Revenues for  the  year
     ended  December  31,  1996  were  $759,220,  a
     decrease of $174,419 or 18.7% from revenues of
     $933,639 for the year ended December 31, 1995.
     The  decrease  in revenues was  primarily  the
     result   of   the   loss  of  lease   revenues
     associated with an unoccupied property.

              Depreciation     and    Amortization.
     Depreciation and amortization expense for  the
     year  ended  December 31, 1996 was $155,554  a
     decrease of $18,071 or 10.4% from $173,625 for
     the   year  ended  December  31,  1995.   This
     decrease   in  depreciation  and  amortization
     expense is primarily the result of certain assets becoming fully depreciated.

           Interest  Expense.  For the  year  ended
     December  31,  1996, interest expense  totaled
     $508,740  an increase of $39,329 or 8.4%  from
     $469,411 for the year ended December 31, 1995.
     This increase is the result of an increase in the mortgage rate on certain loans effective in the 1st quarter of 1996.

          Advisor and Directors Fees.   Advisor and
     directors  fees  consist of  costs  associated
     with the advisor and directors of the Company.
     Advisor and directors fees  for the year ended
     December 31, 1996 were $63,872, an increase of
     $40,345  or 171.5% from $23,527 for  the  year
     ended  December  31, 1995.  The  increase  was
     primarily attributed to the reversal  in  1995
     of previously accrued directors fees.

           Other Expenses.  Other expenses for  the
     year ended December 31, 1996 were $135,844  an
     increase of $51,788 or 61.6% from $84,056  for
     the   year  ended  December  31,  1995.   This
     increase  is  primarily the  result  of  costs
     associated   with   utilities   and   contract
     services related to an unoccupied facility totaling $46,650 for the year ended December
     31, 1996 as compared to $0 for the same period in 1995.

           Other  Matters.  The Trust  adopted  the
     provisions    of   Statement   on    Financial
     Accounting  Standards No.  121  ("SFAS  121"),
     "Accounting  for the Impairment of  Long-Lived
     Assets  and  Long-Lived Assets to be  Disposed
     of".  The adoption of SFAS 121 did not have  a
     material   effect  on  the  Trust's  financial
     statements  because the Trust  had  previously
     recorded   writedowns  of  property   carrying
     amounts to net realizable value.

     Liquidity

           At  December  31,  1996  the  Trust  had
     negative working capital of $4,917,000.   Cash
     decreased from $198,061 at December  31,  1995
     to  $166,959 at December 31, 1996.   Rent  and
     other  receivables decreased from  $77,796  at
     December  31, 1995 to $60,309 at December  31,
     1996.   This decrease was primarily the result
     of  collections of long-term notes receivable.
     Building and improvements net, decreased  from
     $4,509,692  at December 31, 1995 to $4,359,998
     at  December  31,  1996.   This  decrease  was
     primarily  the  result of the depreciation  of
     the Company's Healthcare properties.  Mortgage
     notes  payable  decreased from  $5,068,685  at
     December  31, 1995 to $4,971,910  at  December
     31,  1996.   This decrease was  primarily  the
     result  of  payments of principal on mortgaged
     property.   Distributions  in  excess  of  net
     earnings    increased   by    $104,790    from
     $(3,642,580)   at   December   31,   1995   to
     $(3,747,370)  at  December  31,  1996.    This
     increase is the result of the net loss in 1996.

           The Trust has relied solely on rental income to pay its expenses in 1996 and 1995.
     Cash flows provided by operations were $2,787 in 1996 and $337,660 in 1995.











           The  above  discussion and  the  Trust's
     financial  statements have been  presented  on
     the  basis  that it is a going concern,  which
     contemplates the realization of assets and the
     satisfaction  of  liabilities  in  the  normal
     course  of  business.   The  Trust  has  three
     properties remaining, two of which  are  under
     lease,  thus limiting cash flows available  to
     pay   operating   expenses.   Mortgage   notes
     payable  on the Trust's properties  mature  on
     June  20,  1997.  The lender has not  demanded
     payment  on  these notes and has not  notified
     the  Trust  of  an  event  of  default  or  of
     foreclosure proceedings.  The Current maturity
     of   all   of   the  Trust's  notes   payable,
     accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

           Management's plans include continuing to
     seek  sources to refinance the mortgage  notes
     payable, developing alternative uses to retain
     the   economic   viability  of  the   Colorado
     Properties,  and  minimizing operating  costs.
     Management  is  currently negotiating  with  a
     third  party  for  a  new  debt  agreement  to
     refinance  the  mortgage  notes  payable.   In
     connection  with the proposed refinancing,  it
     is  likely that a new entity controlled by two
     of  the  Trust's  directors would  assume  the
     lease  for the Florida Property.  In the event
     this   negotiation   is  unsuccessful,   Trust
     management  believes that the  Trust  will  be
     successful  in  obtaining  other  sources   of
     financing.    In  addition,  Trust  management
     believes  that the mortgage note  lender  will
     not  demand  payment prior to  the  successful
     completion  of  the  refinancing  transaction.
     Trust   management  is  currently   evaluating
     possible  alternative uses  for  the  Colorado
     Properties.   The  Trust  has  evaluated   the
     realization  of the Colorado Properties  using
     appraisals  as  vacant  facilities   and   the
     exploration of alternative uses.

           The Advisor is currently evaluating  the
     Trust's compliance with the provisions of  the
     Internal  Revenue Code (the "Code"),  Treasury
     Regulations and other relevant laws pertaining
     to  the  qualification of the Trust as a  real
     estate  investment  trust  ("REIT").   In  the
     event it is determined that the Trust did  not
     qualify as a REIT, it would be taxable as a  C
     corporation  under the Code.   However,  as  a
     taxable  corporation, the Trust would not  owe
     any current tax or tax for prior years due  to
     its net operating loss carryovers.  Therefore,
     no   adjustment  would  be  required  to   the
     historical financial statements related to any tax provision.







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

           The Trust also anticipates reviewing and
     evaluating   other  properties  for   possible
     investment   opportunities.    However,    the
     Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

           Much national attention is currently focused on Healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from any significant Healthcare reform.

     ITEM 7.  FINANCIAL STATEMENTS

          The financial statements are listed under
     Item 13:  Exhibits and Reports on Form 8-K.

     Such financial statements are included herein beginning on page F-1.













           ITEM 8.  CHANGES IN AND DISAGREEMENTS
     WITH       ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE

          On December 18, 1996, the Trust dismissed
     its  principal  accountant,  La  Voie,  Clark,
     Charvoz & May, PC.  La Voie, Clark, Charvoz  &
     May,   PC.  reports  on  the  Trust  financial
     statements  for  the past two  years  did  not
     contain  an  adverse opinion or disclaimer  of
     opinion,  nor were they qualified as to  audit
     scope  or accounting principles, but contained
     an   explanatory  paragraph  related  to   the
     Trust's  ability  to continue  as  an  ongoing
     concern.   The  dismissal was recommended  and
     approved  by  the  Board of Directors  of  the
     Trust.    There  were  no  disagreements   (as
     defined by Item 304 of Regulation S-K) between the Trust and La Voie, Clark, Charvoz & May,
     P.C. in the two most recent fiscal years and in the subsequent interim period regarding accounting principles or practices, financial statement disclosures or auditing scope or procedures.

           On  December 18, 1996, the Trust engaged
     the  auditing firm of Arthur Andersen  LLP  to
     serve  as  the Company's independent  auditors
     and   to   audit   the   Company's   financial
     statements for the fiscal year ended  December
     31, 1996.
                            PART III

          ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS,
     PROMOTERS AND      CONTROL PERSONS; COMPLIANCE
     WITH  SECTION  16        (a)  OF THE  EXCHANGE
     ACT

         Directors

          Information with respect to the Company's directors is set forth below.


Director
         Name           Age  Position Presently Held
     Since

         Thomas M Clarke     41   Director, President &
     CFO  1996

         F. Dale Markham     67   Director, Chairman of
     the                                      Board
     1987

           Grady   P.  Hunter  (1)  63     Director
     1987

          Charles  Trefzger, Jr.     38    Director
     1996
         (1)

         (1)  Non-officer


     General

            The   Directors  of   the   Trust   are
     responsible for the management and control  of
     the affairs of the Trust but have retained the
     Advisor   to,  among  other  things,   locate,
     investigate,  evaluate,  and  recommend   real
     property    and   mortgage   loan   investment
     opportunities for the Trust.  The Advisor also
     serves as a consultant in connection with  the
     investment  policy  decisions  made   by   the
     Directors and supervises, subject to direction
     of the Directors, the day-to-day operations of
     the  Trust.  The By-laws of the Trust  provide
     that  a majority of the Trust's Directors must
     be  unaffiliated  with  the  Advisor  and  its
     affiliates  ("Unaffiliated  Directors").   The
     remaining Directors may be affiliates  of  the
     Trust  ("Affiliated Directors"). Further,  the
     By-laws  provide  that the Trust  should  have
     five  directors;  however, at  this  time,  no
     qualified   or  willing  persons   to   become
     directors  have  been  located.   Thomas   M.,
     Clarke,  as  President of  the  Trust,  is  an
     Affiliated Director.  Presently, the Trust has
     four   directors,  three  of   whom   may   be
     considered Unaffiliated Directors.



     Officers and Directors of the Trust

           The Directors and principal officers of the Trust and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, are as follows:

           Thomas  M. Clarke has been the President
     and  Chief  Financial Officer  of  Stockbridge
     Investment  Partners, Inc.  since  1991.   Mr.
     Clarke has over 16 years of experience in  the
     Healthcare  industry and  has  held  positions
     with    public    and    private    Healthcare
     organizations.   From May 1987 until  founding
     Stockbridge in 1991, Mr. Clarke was  Treasurer
     and   Chief  Financial  Officer  of  Berkshire
     Health    Systems,    Inc.,    a    Pittsfield
     Massachusetts  based  diversified   Healthcare
     company.   Mr.  Clarke  is  a  Fellow  in  the
     Healthcare  Financial Management  Association.
     Mr. Clarke is a graduate of the University of Maine and completed his Masters in Science in Business at Hudson College.

           Grady P. Hunter has served as a Director
     of  the Trust since its formation in 1987. Mr.
     Hunter  has been Executive Vice President  and
     Chief  Operating  Officer  of  RSI,  Inc.  and
     similarly   of  RSI  Properties,   Inc.   both
     headquartered   at   5700   Corporate   Drive,
     Pittsburgh,  PA, since October,  1995.   These
     companies are engaged in a national effort  to
     develop  and  operate programs and  facilities
     serving frail, chronically impaired elderly in
     an  assisted  living setting. Mr.  Hunter  was
     Senior  Vice  President  and  Chief  Operating
     Officer of Lutheran Affiliated Services,  Inc.
     in  Mars, Pennsylvania ("LAS") from April 1991
     to 1995.  LAS is one of the oldest and largest
     owners   and  operators  of  skilled   nursing
     facilities,  specialized  care  programs   and
     residential  care communities for the  elderly
     in  Western Pennsylvania.  From January,  1988
     until  April,  1991,  Mr.  Hunter  served   as
     Executive  Vice President and Chief  Operating
     Officer  of Retirement Systems, Inc.,  a  firm
     engaged  in developing facilities and programs
     and  consulting with developers and  operators
     of   long   term  care  and  assisted   living
     facilities for the frail elderly.  Mr.  Hunter
     served   as   Executive  Vice  President   and
     division  Chief Executive Officer for  Stanley
     Smith  Security, Inc. ("Smith") from  1973  to
     1987.    "Smith"  is  one  of  the   top   ten
     international contract and consulting services
     companies         providing        electronic,
     transportation,   security,    manpower    and
     facility operations support services.






          F. Dale Markham has served as Chairman of
     the Board of the Trust since May 16, 1991.  He
     formerly   served   as  Vice   President   and
     Secretary,  and  has been a  Director  of  the
     Trust since its inception in 1987.  From  1991
     until  his  retirement effective December  31,
     1994, he was a Mortgage Banking Consultant and
     Founder  of the Real Estate Financing Division
     of  Wardon  Financial Corporation, a  mortgage
     banking  firm  located  in  Phoenix,  Arizona.
     From  1982  through 1990, he was President,  a
     Director,  and  a  Principal  Stockholder   of
     Markham,  Sellers  & Mony,  Inc.,  a  mortgage
     banking  firm which was the original  managing
     general partner of the previous Advisor and  a
     Sponsor  of the Trust.  Mr. Markham served  as
     President   of   Western  American   Financial
     Corporation,  a  mortgage banking  firm,  from
     1974  to  1982.   He  has  been  involved   in
     mortgage banking and real estate activities since 1957.

          Mr. Markham was discharged from a Chapter
     7 bankruptcy in July of 1991. His bankruptcy had no material impact on his ability to properly discharge his duties as an officer and director.

           Linda  M.  Clarke has been Treasurer  of
     Stockbridge since 1991.  Mrs. Clarke has  over
     seven   years  experience  in  the  Healthcare
     industry.   In  addition to her position  with
     Stockbridge,   Mrs.  Clarke   was   previously
     employed  by  the  Houlton  Regional  Hospital
     Development Office and participated in various fundraising activities. Mrs. Clarke attended the University of Maine and was previously employed by the Maine School Administrative
     District #29 for 5 years. She continues to be Treasurer of Stockbridge Investment Partners,
     Inc. as well as Treasurer of several other privately held Healthcare companies.

           Charles  Trefzger is  the  President  of
     Chancellor   Health  Services,  a   Healthcare
     management  company specializing in  the  long
     term   care   industry.   Through   affiliated
     entities, he owns fourteen nursing homes and six assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-
     Com from 1989 to 1986.  From 1986 to 1988, Mr.
     Trefzger was Corporate Counsel to Brian Center
     Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor from Wake Forest
     University.










     Officers and Directors of the Advisor

           On  November 1, 1996, the Trust  entered
     into  a contract with Lenox Healthcare Capital
     Services, LLC.  Mr. and Mrs. Thomas M.  Clarke
     own  50%  of Lenox  The other 50% of Lenox  is
     owned  by  entities affiliated with  James  R.
     Sellers, formerly affiliated with the previous
     advisor.  The goal of the advisory company  is
     to  assist  the Trust in its intended  growth.
     In  addition to Thomas M. Clarke and Linda  M.
     Clarke   who   are  President  and   Secretary
     respectively  of Lenox, the following  persons
     either   serve  with  Lenox  or  the  previous
     advisor.

            James  R.  Sellers,  age  63,  is   the
     President  and  sole stockholder  of  Heritage
     Advisory    Corporation    ("Heritage"),    an
     affiliate of the Advisor.

           Heritage  had been the Managing  General
     Partner of the Advisor since July, 1990,  when
     it  succeeded  Markham, Sellers &  Mony,  Inc.
     ("MSM").   Effective  November  1,  1996,  the
     Trust  entered  into an agreement  with  Lenox
     (the  Advisor).  Mr. Sellers has  been  Senior
     Vice  President  of  Keystone  Capital  Group,
     Inc.,  an Arizona based mortgage banking  firm
     since May, 1993.  Mr. Sellers was Senior  Vice
     President  of Catalina Mortgage Company,  also
     an  Arizona based mortgage banking firm,  from
     July,  1990  until May, 1993.   From  1982  to
     1990, he served as Executive Vice President, a
     director, and a principal stockholder of  MSM,
     the  original Managing General Partner of  the
     previous  Advisor.  From 1974 until  1978,  he
     served  as  a  Vice President  and  thereafter
     until 1982 as Senior Vice President of Western
     American  Financial  Corporation,  a  mortgage
     banking  firm,  where  he  supervised   income
     property lending staffs throughout the western
     United States.

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

            Edward  L.  Turney,  age  59,  is   the
     Secretary/Treasurer and a director  of  Health
     Concepts Advisory Company ("HCAC"), the  other
     general  partner with Heritage of  the  former
     advisor to the Trust.  He served as President,
     Treasurer and a Director of the Trust from its
     inception  until his resignation  on  May  16,
     1991.   Mr.  Turney has been the President,  a
     director, and a principal stockholder of HCC, a sponsor of the Trust, since it was founded by him in 1983. Effective December 30, 1996,
     HCAC withdrew as a general partner of the previous advisor.

     ITEM 10.  EXECUTIVE COMPENSATION

          Set forth below is information concerning
     the  annual compensation for services  in  all
     capacities to the Registrant of the  President
     and  Treasurer of the Trust for the last three
     fiscal  years  ending December 31,  1996.   F.
     Dale Markham, former President and Treasurer of the Trust, was the only executive officer of the Trust compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 1996, 1995 and 1994, respectively.


                   SUMMARY COMPENSATION TABLE
                      Annual Compensation

     Total
     Name  and Principal Position              Year
     Compensation
     Thomas  M. Clarke, President,  Chief Financial
     1996 0
                     Officer and Director

     F.   Dale  Markham,  Chairman  of  the   Board
     and   Director         1996  $16,000  accrued,
     $21,500 paid
                                     1995   $17,800
     accrued,
     $10,000 paid
                                               1994
     $19,300                               accrued,
     $4,000 paid

     ___________________________
     (1)  Includes director's fees payable annually
     in   the  amount  of  $11,000  per  year   and
     additional compensation for additional time contributed ("Special Fees").

            The   Trust  paid  or  accrued   annual
     directors   fees  of  $11,000  each   to   the
     Directors in 1996, plus a fee of $800 for each
     Directors'  meeting attended  in  person.   In
     1996, $11,000 in accrued Director's fees and $10,500 in accrued Special Fees have been paid to Mr. Markham.










           The  Trust  may pay officers whose  only
     affiliation is a result of being an officer of
     the  Trust.  The Trust is not required to  pay
     any compensation to officers and directors  of
     the  Trust  who are also affiliated  with  the
     Advisor or its affiliates.  Although directors
     and  officers affiliated with the Advisor  are
     compensated  indirectly by their  relationship
     to  the  Advisor and its affiliated companies,
     the  Trust agreed to pay Mr. Sellers' company,
     Heritage  Advisory  Corporation,  the   former
     advisor, the sum of $3,000 per month beginning
     May  1,  1992, for an indefinite period.   Mr.
     Sellers   voluntarily  reduced   the   monthly
     payment  to $2,000 per month beginning  August
     1,   1993;   to  $1,600  per  month  beginning
     November,  1993;  and  to  $1,000  per   month
     beginning  April  1, 1994 which  continued  to
     October  31, 1996 after which it ceased.   See
     Item  12:   Certain Relationships and  Related
     Transactions.

           No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 1996.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
     BENEFICIAL OWNERS AND MANAGEMENT

           The  following table sets  forth  as  of
     April  29, 1997, the number and percentage  of
     outstanding    shares    of    Common    Stock
     beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

     Amount and Nature of
     Name   of   Beneficial  Owner       Beneficial
     Ownership
     Lenox   Healthcare,   Inc.               2,500
     Shares (1)     *%
     Harbor   American  Capital  Group,      20,000
     Shares (2)     5.03%
     A California Limited Partnership
     Herbert  W.  Owens              40,000  Shares
     10.06%
     Grady    P.   Hunter                       (3)
     XXX
     F.    Dale   Markham                       (2)
     XXX
     James    R.   Sellers                      (2)
     XXX
     Edward    L.   Turney                      (2)
     XXX

     All Directors and Officers         (1) and (2)
     XXX
     * Less than 1%

     (1)   The  address of the individual is  Lenox
     Healthcare  Capital Services,  LLC,  75  South
     Church  Street,  Suite  650,  Pittsfield,   MA
     01201.

     (2)        The previous Advisor owns of record
     and   beneficially  20,000  shares  of  Common
     Stock.  The former managing general partner of
     the Advisor, MSM, and HCAC, one of the current
     general  partners, Health Concepts Corporation
     ("HCC")  (the  sole shareholder of  HCAC)  and
     each  of  the  former officers, directors  and
     principal   shareholders  of  MSM   (F.   Dale
     Markham, Marvin Mony and James R. Sellers) and
     HCC (Edward L. Turney) may also be deemed to be beneficial owners of the shares of Common
     Stock owned of record by the previous Advisor.

     (3)  The previous Advisor agreed to distribute
     to  an  Unaffiliated Director,  as  additional
     compensation,  1,000 shares  of  Trust  Common
     Stock for each of the first three fiscal years
     of  the  Trust.  As  of the date  hereof,  the
     previous  Advisor  has neither  purchased  any
     such  shares from the Public Offering nor  has
     it  purchased such shares from broker  dealers
     since  the termination of the Public Offering.
     Discussions  between the previous Advisor  and
     the Unaffiliated Director have been held as to
     the  elimination of this distribution  to  the
     Unaffiliated  Director;  however,   no   final
     agreement has been reached with respect to this form of compensation.


     ITEM  12.   CERTAIN RELATIONSHIPS AND  RELATED
     TRANSACTIONS


            The   information   set   forth   below
     summarizes  certain transactions  between  the
     Trust  and  its directors and/or five  percent
     (5%)  shareholders  during fiscal  year  1996.
     The former managing general partner of the previous Advisor (MSM), former general partner of the Advisor HCC (the sole shareholder of HCAC); and each of the principal shareholders of MSM (F. Dale Markham, Marvin Mony and James
     R. Sellers); and present officer, director and shareholder of HCC (Edward L. Turney); and of Heritage (James R. Sellers); may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

     Acquisition Fees

           The Advisor receives acquisition fees with respect to each real property purchased by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 1996 and therefore no acquisition fees were paid.





     Advisory Fee

          During the fiscal year ended December 31,
     1996,  the  Trust paid Advisory  Fees  to  the
     previous Advisor in the amount of $23,000  and
     $5,000  to Lenox, the current advisor.   James
     R. Sellers is the owner of Heritage which is the managing general partner of the previous advisor and a 35% owner of Lenox. Further, he is the owner of BHS, which serves as lessee of the Florida Property. During 1996, BHS paid lease rentals of $463,915 to the Trust.

     ITEM   13.    EXHIBITS,  FINANCIAL   STATEMENT
     SCHEDULES, AND REPORTS ON FORM 8-K

     Index of Financial Statements

     The   following   financial   statements    of
     Healthcare Investors of America, Inc. are included.

     Report  of  Independent Public  Accountants  -
     Year Ended December 31, 1996.      F-1
     Independent  Auditor's  Report  -  year  ended
     December 31, 1995.            F-2
     Balance  sheets - December 31, 1996 and  1995.
     F-3
     Statements   of  operations  -   years   ended
     December 31, 1996 and 1995.             F-4
     Statements   of  cash  flows  -  years   ended
     December 31, 1996 and 1995.             F-5
     Notes  to financial statements - December  31,
     1996.                         F-6


     Reports on Form 8-K

           On  December 18, 1996, the  Trust  filed
     Form 8-K regarding a change in the Company's name and principal accountant and the election of new officers and directors to the Trust.

     Exhibits

          See attached list of Exhibits.

                         SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:   May 2, 1997      HEALTHCARE INVESTORS
     OF AMERICA, INC.


     BY:___________________________________________
     __
                                Thomas  M.  Clarke,
     Director,
     President       and      Chief       Financial
     Officer
                              (Principal Executive,
     Financial                                  and
     Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Dated:  May 2, 1997


     BY:___________________________________________
     __
                                Thomas  M.  Clarke,
     Director,
                               President and  Chief
     Financial
     Officer
                              (Principal Executive,
     Financial                                  and
     Accounting Officer)


     Dated:  May 2, 1997


     BY:___________________________________________
     __
                                F.   Dale  Markham,
     Chairman  of                        the  Board
     (Principal
     Executive,                           Financial
     and Accounting Officer)


     Dated:  May 2, 1997


     BY:___________________________________________
     __
                                Grady   P.  Hunter,
     Director


     Supplemental Information to be Furnished  With
     Reports Filed Pursuant to Section 15(d) of the
     Exchange Act by non-reporting issuers.

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



































                           SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:   May 2, 1997      HEALTHCARE INVESTORS
     OF AMERICA, INC.


                         BY:  /s/  Thomas M. Clarke
                                Thomas  M.  Clarke,
     Director,
     President       and      Chief       Financial
     Officer
                              (Principal Executive,
     Financial                                  and
     Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Dated:   May 02, 1997     BY:  /s/  Thomas  M.
     Clarke                                  Thomas
     M.                                     Clarke,
     Director,       President      and       Chief
     Financial Officer
                              (Principal Executive,
     Financial                                  and
     Accounting Officer)


     Dated: May 02, 1997 BY:  /s/  F. Dale Markham
                                F.   Dale  Markham,
     Chairman  of                        the  Board
     (Principal        Executive,         Financial
     and Accounting Officer)


     Dated: May 02, 1997 BY:  /s/  Grady P. Hunter
                                Grady   P.  Hunter,
     Director








     Supplemental Information to be Furnished  With
     Reports Filed Pursuant to Section 15(d) of the
     Exchange Act by non-reporting issuers.

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






     3.2*     Articles of Amendment and Restatement
     of Trust filed as Exhibit 3.1 to Pre-Effective
     Amendment    No.    1    to    the     Trust's
     Registration    Statement   on    Form    S-11
     (Registration  No.  33-11863) filed   June  2,
     1987

     3.3*  Third  Amended  and Restated  Bylaws  of
     Trust  filed  as Exhibit 3.2     to  Form  10K
     filed March 30, 1988

     10.1*Advisory Service Agreement dated as of May 1
     8,   1988   between   the  Trust  and   Harbor
     American    Capital   Group,   a    California
     Limited Partnership  ("HACG") filed as exhibit
     10.1    to                    Pre-   Effective
     Amendment  No.  1 to the Trust's  Registration
     Statement on Form S-11  (Registration No.  33-
     11863) filed June      2, 1987

     10.2*Advisory Service Agreement dated as of June
     25,    1987   between     HACG   and    Health
     Concepts  Advisory Company  filed  as  Exhibit
     10.2 to Form 10-K filed March 30, 1988

     10.3*Advisory Service Agreement dated as of June
     25,  1987  between      HACG and      Markham,
     Sellers  &  Mony, Inc. filed as  Exhibit  10.3
     to Form 10-K filed March 30,  1988

     10.9(a)*Dividend Reinvestment Agreement and Pl
     an  dated  as  of  June 24, 1987  between  the
     Trust,  Federated  Transfer Agents,  and  LCS,
     Inc. Company  ("Federated") and HACG filed  as
     Appendix A to Pre-Effective Amendment No. 2 to
     the Trust's Registration statement on Form  S-
     11   (Registration  No. 33-11863)  filed  July
     2, 1987

     10.9(b)*Amendment  to  Dividend   Reinvestment
     Agreement  and Plan dated as of  December  11,
     1987  between the Trust, Federated and    HACG
     filed  as Exhibit 10.9(b) to Form 10-K   filed
     on March 30,             1988

     10.9(c)*Second Amendment 1,   1987 between the
     Trust,  Federated and HACG (filed as Amendment
     to   Appendix   "A"  to  the  Prospectus   and
     incorporated by reference)

     10.10*Warrant Agreement dated as of July 8, 1987
     between  the  Trust  and  Federated  filed  as
     Exhibit 10.10 to Form 10-K filed on      March
     30, 1988



     10.11*    Agreement between HACG and the Trust
     filed as Exhibit 10.12        to Pre-Effective
     Amendment No. 2 to the Trust's Registration
     Statement on Form S-11  (Registration No. 33-
     11863) filed July        2, 1987

     10.12*Master Facility Lease Agreement dated as o
     f  March 1, 1988 between the Trust and    HCC-
     Bayshore Convalescent Center, Inc.       ("HCC-
     Bayshore") filed as Exhibit 10.12 to Form 10-K
     filed on            March 30, 1988

     10.13*Security Agreement dated as of March 1, 19
     88   between  the         Trust  and      HCC-
     Bayshore filed as Exhibit 10.13 to Form 10-K filed March 30, 1988

     10.14*Loan Agreement dated as of March 1, 1988 b
     etween the Trust and Citizens Fidelity Bank  &
     Trust  Company     ("Citizens")  filed      as
     Exhibit  10.14 to Form 10K filed on March  30,
     1988

     10.15*Addendum to Loan Agreement dated as of Mar
     ch   1,   1988       between  the  Trust   and
     Citizens filed as Exhibit 10.15 to Form 10- K filed on March 30, 1988

     10.16*Promissory Note  dated as of March 1, 1988
     between  the  Trust  and  Citizens  filed   as
     Exhibit  10.16  to Form 10-K  filed  on  March
     30, 1988

     10.17*Assignment of HCC-Bayshore Security Agreem
     ent  dated  as of March 1, 1988 between    the
     Trust  and Citizens filed as Exhibit     10.17
     to Form 10-K filed on March 30, 1988

     10.18*     Mortgage dated as of March 1,  1988
     between    the  Trust and  Citizens  filed  as
     Exhibit 10.18 to Form 10-K filed on March  30,
     1988

     10.19*    Assignment of Leases and Rents dated
     as of March 1, 1988      between the Trust and
     Citizens filed as Exhibit 10.19 to Form 10- K filed on March 30, 1988

     10.20*     Supplement to Assignment of  Leases
     and Rents dated as of    March 1, 1988 between
     the  Trust  and Citizens filed  as     Exhibit
     10.20 to Form 10-K filed on March 30, 1988




     10.21*     Real  Property  Purchase  Agreement
     dated  as  of  March 1, 1988      between  the
     Trust  and       Medical Resources Development
     Corporation, a Florida corporation,  filed  as
     Exhibit  10.24 to Post    Effective  Amendment
     No.  1  to  the Trusts Registration  Statement
     on   Form  S-11   (Registration No.  33-11863)
     filed April 13, 1988

     10.22*      Indemnification  Agreement   dated
     March  9, 1988 between the     Trust and  HCC-
     Bayshore,  filed  as  Exhibit  10.25  to  Post
     Effective  Amendment  No.  1  to  the   Trusts
     Registration   Statement     on   Form    S-11
     (Registration No. 33-11863)  filed  April  13,
     1988

     10.23*     Real  Property  Purchase  Agreement
     dated as December 27, 1989    by and among (I)
     HCC-Country  View  Care  Center,  Inc.  ("HCC-
     Country View"). a Kentucky  corporation;  (ii)
     HCC-New  Life    Care Center, Inc.   ("HCC-New
     Life")       a       Kentucky      corporation
     (collectively  HCC-Country View  and  HCC  New
     Life  are  referred    to  as  the  Sellers");
     (iii)  the Trust; and (iv) HACG, and  exhibits
     thereto

     10.24*     Master Facility lease dated  as  of
     December  27, 1989 between the      Trust  and
     HCC- Country View

     10.25*     Master Facility lease dated  as  of
     December  27, 1989 between the      Trust  and
     HCC-New Life

     10.26*     Master Facility lease dated  as  of
     December  27, 1989 between the      Trust  and
     Citizens

     10.27*    Amended and Restated Promissory Note
     dated  as  of December     27, 1989  from  the
     Trust to Citizens

     10.28*     Assumption Agreement and  Amendment
     of  Deeds  of Trust and    Security  Agreement
     dated  as  December  27,  1989  by  and  among
     (i)  The  Trust   (ii) Citizens;   (iii)  HCC-
     Country View and(iv)     HCC- New Life

     10.29*     Supplement to Assignment of  Leases
     and  Rents  (Country View)       dated  as  of
     December  27, 1989 from the Trust to Citizens

     10.30*     Supplement to Assignment of  Leases
     and  Rents (New Life)     dated as of December
     27, 1989 from the Trust to Citizens

     10.31*     Second CV Note dated as of December
     27, 1989 from the Trust  to HCC-Country View

     10.32*     Second NL Note dated as of December
     27, 1989 from the Trust  to HCC-Country View

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

     10.34*     Third CV Note dated as of  December
     27, 1989 from the Trust to    HCC-Country View

     10.35*     Third NL Note dated as of  December
     27, 1989 from the Trust to    HCC-New Life

     10.36*     Third  Deed of Trust  dated  as  of
     December  27, 1989 from the    Trust  for  the
     benefit of HCC-Country View

     10.37*     Third  Deed of Trust  dated  as  of
     December  27, 1989 from the    Trust  for  the
     benefit of  HCC-New Life

     10.38*      Country  View  Security  Agreement
     dated  as  of December 27,      1989 from  HCC
     Country View to the Trust

     10.39*    New Life Security Agreement dated as
     of  December 27, 1989     from HCC New Life to
     the Trust

     10.40*     Collateral Assignment of Notes  and
     Loan  Documents  dated as of     December  27,
     1989  from the Sellers to Citizens

     10.41*    Collateral Assignment of Second Deed
     of  Trust  dated as of     December  27,  1989
     from the Sellers to Citizens

     10.42*     Assignment of Country View Security
     Agreement  dated  as of    December  27,  1989
     from the Trust to Citizens

     10.43*     Assignment  of  New  Life  Security
     Agreement  dated  as of    December  27,  1989
     from the Trust to Citizens

     10.44*    Personal Property Purchase Agreement
     dated  as  of April 17,    1989 between  EMNH,
     Inc., HCC-Marshall Manor Nursing   Home,  Inc.
     and  HCC, filed as Exhibit 10.45 to Form  10-K
     filed     April 1, 1991

     10.45*    Personal Property Purchase Agreement
     dated  as  of April 17,    1989 between  EMNH,
     Inc.,  HCC-Eaton Manor Nursing Home,      Inc.
     and  HCC, filed as Exhibit 10.45 to  Form 10-K
     filed April 1,      1991

     10.46*      Amendment  to  HCC-Eaton  Purchase
     dated  as  of October 6,   1989 between  EMNH,
     Inc.,  HCC-Eaton Manor Nursing Home,      Inc.
     and  HCC, filed as Exhibit 10.46 to Form  10-K
     filed April 1,      1991

     10.47*     Amendment to HCC-Marshall  Purchase
     dated  as  of October 6,   1989 between  EMNH,
     Inc.,  HCC-Eaton Manor Nursing Home,      Inc.
     and  HCC, filed as Exhibit 10.47 to Form  10-K
     filed April 1,      1991

     10.48*      Second  Amendment   to   HCC-Eaton
     Purchase  dated  as of     December  28,  1989
     between    EMNH,    Inc.,   HCC-Eaton    Manor
     Nursing  Home, Inc. and HCC, filed as  Exhibit
     10.48 to Form 10-   K filed April 1, 1991

     10.49*     Amendment to HCC-Marchall  Purchase
     Agreement  dated  as of    December  28,  1989
     between   EMNH,   Inc.,   HCC-Marshall   Manor
     Nursing   Home,   Inc.  and  HCC,   filed   as
     Exhibit  10.49 to Form    10-K filed April  1,
     1991

     10.50*     Master Facility lease dated  as  of
     April  1,  1990 between the Trust    and  HCC-
     Marshall  Manor Nursing Home, Inc.,  filed  as
     Exhibit 10.50 to Form 10-K filed April 1, 1991

     10.51*      Master  Facility  Lease  Agreement
     dated  as  of  April 1, 1990      between  the
     Trust and HCC-Eaton Manor Nursing Home, Inc., filed as Exhibit 10.51 to Form 10-K filed
     April 1, 1991

     10.52*     Real  Property  Purchase  Agreement
     dated  as  of April 17, 1989    between  Eaton
     Investment  Company and the  Trust,  filed  as
     Exhibit  10.52  to Form 10-K  filed  April  1,
     1991

     10.53*     Real  Property  Purchase  Agreement
     dated  as of April 17, 1989    between Calhoun
     Investment Company and the Trust, filed as

     10.54*     Amendment to Real Property Purchase
     Agreement  dated  as  of     April  17,   1989
     between  Eaton Investment Company  and     the
     Trust,  filed  as Exhibit 10.54 to  Form  10-K
     filed April 1,      1991

     10.55*     Amendment to Real Property Purchase
     Agreement  dated  as  of     April  17,   1989
     between  Calhoun Investment  Company       and
     the  Trust, filed as Exhibit 10.55 to Form 10-
     K filed April 1, 1991



     10.56*     Second  Amendment to Real  Property
     Purchase Agreement dated      as of April  17,
     1989  between Eaton Investments  Company   and
     the Trust, filed as Exhibit 10.56 to Form 10-K
     filed April 1,      1991

     10.57*     Second  Amendment to Real  Property
     Purchase Agreement dated      as of April  17,
     1989       between Calhoun Investment  Company
     and  the Trust, filed as Exhibit 10.57 to Form
     10-K filed April    1, 1991

     10.58*    Promissory Note dated as of April 1,
     1990  between the Trust and    D & N for Eaton
     Manor, filed as Exhibit 10.58 to Form 10-K filed April 1, 1991

     10.59*    Promissory Note dated as of April 1,
     1990  between  the Trust  and     D  &  N  for
     Marshall Manor, filed as Exhibit 10.59 to Form
     10-K      filed April 1, 1991

     10.60*       Mortgage,   Security   Agreement,
     Assignment  of  Rents, Leases,   Guaranty  and
     Security  Agreement  and  Financing  Statement
     dated  as  of April 1, 1990 between the  Trust
     and  D  &  N       for Eaton Manor,  filed  as
     Exhibit  10.60  to Form 10-K filed  April   1,
     1991

     10.61*       Mortgage,   Security   Agreement,
     Assignment  of  Rents, Leases,   Guaranty  and
     Security   Agreement  and Financing  Statement
     dated  as  of April 1, 1990 between the  Trust
     and  D  & N      for Marshall Manor, filed  as
     Exhibit  10.61 to Form 10-K filed    April  1,
     1991

     10.62*     Lease  Guaranty  and  Subordination
     dated  as  of April 1, 1990     from  HCC  and
     Guarantors  in  favor of the Trust  for  Eaton
     Manor, filed as Exhibit 10.62 to Form 10-K filed April 1, 1991

     10.63*     Lease  Guaranty  and  Subordination
     dated  as  of April 1, 1990     from  HCC  and
     Guarantors in favor of the Trust for  Marshall
     Manor,  filed  as Exhibit 10.63 to  Form  10-K
     filed April 1,      1991

     10.64*    Security Agreement dated as of April
     1,  1990 between HCC-     Eaton Manor and  the
     Trust, filed as Exhibit 10.64 to Form 10-    K
     filed April 1, 1991

     10.65*    Security Agreement dated as of April
     1,  1990  between HCC-     Marshall Manor  and
     the  Trust, filed as Exhibit 10.65 to     Form
     10-K filed April 1, 1991

     10.66*     First  Omnibus Amendment  Agreement
     dated    as   of   September   1,         1991
     between  the  Trust  and  Citizens  filed   as
     Exhibit  10.66 to    Form 10-K filed  May  29,
     1992

     10.67*     Promissory Note (Renewal) dated  as
     of  September 1, 1991 from     the  Trust  and
     Citizens filed as Exhibit 10.67 to Form 10-K filed May 29, 1992

     10.68*     Mortgage dated as of  September  1,
     1991  from  the Trust and  Citizens  filed  as
     Exhibit  10.68 to Form 10-K filed  May     29,
     1992

     10.69*    Assignment of Leases and Rents dated
     as  of  September 1, 1991  from the Trust  and
     Citizens  filed  as  Exhibit  10.69  to   Form
     10-K filed May 29, 1992

     10.70*     Extension  Agreement  dated  as  of
     September  1, 1991 between     the  Trust  and
     Citizens filed as Exhibit 10.70 to Form 10-K filed May 29, 1992

     10.71*     Lease Effective as of September  1,
     1992  between the Trust and    Eaton     Manor
     Healthcare  Services, Inc.,  filed as  Exhibit
     10.71      to  Form 10-KSB filed on April  15,
     1992

     10.72*     Lease Effective as of September  1,
     1992  between the Trust and    Marshall  Manor
     Healthcare  Services, Inc.,  filed as  Exhibit
     10.72 to Form 10-KSB filed on April 15, 1993

     10.73*    Lease dated as of September 25, 1992
     between the Trust and    Res-Care, Inc.  ("Res-
     Care")(Country  View),  filed  as      Exhibit
     10.73 to Form  10-KSB filed on April 15, 1993

     10.74*    Lease dated as of September 25, 1992
     between the Trust and    Res-Care, Inc.   Res-
     Care   (New  Life),  filed  as  Exhibit  10.74
     to Form 10-KSB filed     on April 15, 1993

     10.75*     Second Omnibus Amendment  Agreement
     (Bayshore) effective as  of December 4,   1992
     between  the  Trust  and  Citizens  filed   as
     Exhibit    10.75 to Form 10-K filed on   April
     15, 1993

     10.76*     Second  Amendment to  Mortgage  and
     Assignment  of Leases and      Rents      (re:
     Bayshore   First  Mortgage)  effective  as  of
     December   4, 1992 from the Trust to  Citizens
     filed  as Exhibit 10.76 to     Form 10-K filed
     on April 15, 1993

     10.77*     Second Amendment to Loan  Agreement
     (Colorado   Nursing    Homes)  dated   as   of
     December  4, 1992 between the  Trust       and
     Citizens filed as Exhibit 10.77 to Form 10-K filed on April 15, 1993

     10.78*     Second Amendment to Loan  Agreement
     (Renewal  and  Increase)    dated      as   of
     September 20, 1992 from the Trust to  Citizens
     filed  as Exhibit    10.78 to Form  10-K filed
     on April 15, 1993

     10.79*     Second  Extension Agreement   (Weld
     County    Colorado)   effective       as    of
     December   4,  1992  between  the  Trust   and
     Citizens filed      as Exhibit 10.79  to  Form
     10-K filed on April 15, 1993

     10.80*     First  Amendment  to  Mortgage  and
     Assignment  of  Leases  and       Rents   (re:
     Bayshore  Second  Mortgage)  effective  as  of
     December  4,  1992 from the Trust to  Citizens
     filed  as  Exhibit   10.76 to Form 10-K  filed
     on April 15, 1993

     10.81*     Bill  of  Sale  effective   as   of
     December   4,  1992  from  HCC-Country    View
     to the Trust filed as Exhibit 10.81 to Form 10-
     K filed on     April 15, 1993

     10.82*     Bill  of  Sale  effective   as   of
     December 4, 1992 from HCC-New      Life to the
     Trust  filed  as Exhibit 10.82  to  Form  10-K
     filed     on April 15, 1993

     10.83*     Bill  of  Sale  effective   as   of
     December 4, 1992 from the Trust  to       Res-
     Care,  filed  as Exhibit 10.83  to  Form  10-K
     filed on  April 15,      1993

     10.84*    Promissory Note dated as of December
     4,  1992 from Res-Care    to the Trust,  filed
     as  Exhibit 10.84 to Form 10-K filed on  April
     15, 1993

     10.85*     Security  Agreement  dated  as   of
     December  4,  1992 from Res-     Care  to  the
     Trust  filed  as Exhibit 10.85  to  Form  10-K
     filed     on April 15, 1993

     10.86*    Promissory Note dated as of December
     4,  1992 from the Trust   to Citizens filed as
     Exhibit 10.86 to Form 10-K filed on      April
     15, 1993

     10.87*     Leases,  as amended,  dated  as  of
     April   1,  1993  between   the  Trust     and
     Bayshore  Healthcare Services, Inc., filed  as
     Exhibit    10.87 to Form  10-K filed on  April
     18, 1994

     10.88*     Second Supplement to Assignment  of
     Leases and Rents dated as     of May 18,  1993
     from       the  Trust  to PNC Bank,  Kentucky,
     Inc.       (f/k/a Citizens) ("PNC"), filed  as
     Exhibit 10.88 to Form 10-K    filed April  18,
     1994

     10.89*     Subordination of Security  Interest
     dated  as of May 18, 1993      from the  Trust
     to  PNC, filed as Exhibit 10.89 to Form   10-K
     filed April 18, 1994

     10.90*       Agreement   Concerning   Interest
     Arrearage  dated  as  of  May  20,        1993
     between  the Trust and PNC, filed  as  Exhibit
     10.90 to  Form 10-K filed April, 18, 1994

     10.91*    Purchase and Sale Agreement dated as
     of  March  4,  1994    between the  Trust  and
     Marshall   Healthcare   Investors,   L.P.,   a
     Georgia  Limited partnership, filed as Exhibit
     10.91 to  Form 10-  K filed April, 18, 1994

     10.92*     Amendment to Promissory Note  dated
     as of October 31, 1994   between the Trust and
     PNC

     10.93*    Third Extension of Leases and  Rents
     (re:  Bayshore First     Mortgage),  dated  as
     of  October 31, 1994 between the    Trust  and
     PNC

     10.94*    Advisor Agreement dated November  1,
     1996,  between  the   Trust and Lenox  Capital
     Services, LLC ("Lenox")       (the "Advisor")

     27   Financial Data Schedule

     *Incorporated by reference
















                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR

             HEALTHCARE INVESTORS OF AMERICA, INC..

                   FOR FISCAL YEAR ENDED
                         DECEMBER 31, 1996






         HEALTHCARE INVESTORS OF AMERICA, INC.


                 Financial Statements

           As OF December 31, 1996 And 1995

                Together with Report of

            Independent Public Accountants




       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Healthcare Investors of America, Inc.:


We have audited the accompanying balance sheet of HEALTHCARE INVESTORS OF AMERICA, INC., (a
Maryland Corporation) as of December 31, 1996, and the related statements of income (loss)
(with reconciliation of distributions in excess of net earnings), and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of
December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulated recurring operating losses, the carrying costs of unleased assets and the current maturity of all of the Trust's notes payable raise a substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1.  The financial statements do not include
any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Nashville, Tennessee
APRIL 28, 1997
                          F-1


             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Harbor American Health Care Trust, Inc.
Tucson, Arizona:

We have audited the accompanying balance sheet of HARBOR AMERICAN HEALTH CARE TRUST, INC. as of
December 31, 1995, and the related statements of income (with reconciliation of distributions in excess of net earnings), and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor American Health Care Trust, Inc. as of
December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                     LAVOIE,
CLARK, CHARVOZ & MAY, P.C.

Tucson, Arizona
March 15, 1996
                         F -2
         HEALTHCARE INVESTORS OF AMERICA, INC.


                    BALANCE SHEETS


                                              As of December 31,
                ASSETS                         1996           1995

Real Estate Properties:
     Land                                   $466,301        $466,301
     Buildings and improvements, net of
        accumulated depreciation of        4,359,998       4,509,692
        respectively
 Loan costs, net                                  -            5,860
Prepaid expenses                               9,169          16,432
Rent and other receivables                    60,309          77,796
Cash and cash equivalents                    166,959         198,061
      Total assets                        $5,062,736      $5,274,142

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Liabilities:
     Mortgage notes payable               $4,971,910      $5,068,685
     Accounts payable and accrued            168,624         168,882
        expenses
     Deferred income                          12,773          22,356
      Total liabilities                    5,153,307       5,259,923

Stockholders' Equity (Deficit):
   Common stock, $.01 par value,
      10,000,000 shares authorized,
      397,600 shares issued and                3,976           3,976
      outstanding
 Paid-in capital                           3,652,823       3,652,823
   Distributions in excess of net
      earnings                            (3,747,370)     (3,642,580)
     Total liabilities and stockholders'
        equity (deficit)                  $5,062,736       5,274,142


 The accompanying notes to financial statements are an
                     integral part
          of these financial statements.


                          F-3
         HEALTHCARE INVESTORS OF AMERICA, INC.


              STATEMENTS OF INCOME (LOSS)


                                     Years Ended December 31,

                                        1996            1995
Revenues:
     Rental                          $709,086       $ 911,512
     Interest and other income         50,134          22,127
                                      759,220         933,639

Expenses:
     Depreciation and amortization    155,554         173,625
     Interest expense                 508,740         469,411
     Advisor and directors fees        63,872          23,527
     Other expenses                   135,844          84,056
                                      864,010         750,619

Net Income (Loss):                  $(104,790)       $183,020

Net income (loss) per share         $   (0.26)       $   0.46

Weighted average shares               397,600         397,600
outstanding

Reconciliation of
   distributions in excess of
   net earnings:
     Beginning of year            $(3,642,580)   $ (3,825,600)
     Net income (loss)               (104,790)        183,020
End of year                       $(3,747,370)   $ (3,642,580)







 The accompanying notes to financial statements are an
                     integral part
          of these financial statements.



                         F - 4
         HEALTHCARE INVESTORS OF AMERICA, INC.


               STATEMENTS OF CASH FLOWS


                                              Years Ended December 31,

                                                  1996        1995

Cash Flows From Operations:
     Net income (loss)                         $(104,790)    $183,020
     Adjustments to reconcile net loss to
       net cash provided by (used for)
       operating activities:
          Depreciation and amortization          155,554      173,625
        (Increase)/decrease in rent and
            other receivables                    (45,399)     124,669
        (Increase)/decrease in prepaid             7,263      (16,432)
            expenses
        (Decrease) in accounts payable
            and accrued expenses                  (9,841)    (127,222)

                  Net cash provided by             2,787      337,660
                    operating activities

Cash Flows From Investing Activities:
     Proceeds from note receivable                 62,887         -
                  Net cash provided by             62,887         -
investing activities

Cash Flows From Financing Activities:
     Payments on mortgage notes payable           (96,776)  (228,412)
     Increase in loan costs                            -     (18,166)
                  Net cash used in financing
                     activities                   (96,776)  (246,578

Increase (Decrease) in Cash And Cash              (31,102)    91,082
     Equivalents                                  (31,102)    91,082

Cash And Cash Equivalents, Beginning              198,061    106,979
     Of Year
Cash And Cash Equivalents, End Of Year           $166,959   $198,061

Cash paid during the year for interest           $507,295   $485,712


 The accompanying notes to financial statements are an
                     integral part
          of these financial statements.


                         F - 5
       HEALTHCARE INVESTORS OF AMERICA, INC.

           NOTES TO FINANCIAL STATEMENTS

            DECEMBER 31, 1996 AND 1995


   1.   ORGANIZATION AND BUSINESS

     Healthcare Investors of America, Inc. (the
  "Trust") changed its name from Harbor American
  Health Care Trust, Inc. effective December 18,
  1996. Effective November 1, 1996, the affairs of the Trust are managed by Lenox Healthcare Capital
  Services, L.L.C. (the "Advisor"). A director and officer of the Trust own 50% of the advisor.
  Prior to November 1, 1996, the affairs of the Trust were managed by Harbor American Capital
  Group, a California limited partnership (the
  "Former Advisor"). The Trust engages in leasing health care facilities (nursing homes and intermediate care nursing facilities for the mentally retarded, developmentally disabled) under long-term leases. At December 31, 1996, the Trust owns three nursing homes ("the Properties"), two of which are located in Colorado ("the Colorado
  Properties") and one in Florida ("the Florida
  Property").

  The  Advisor  is  currently  evaluating  the
  Trust's  compliance with the  provisions  of
  the  Internal  Revenue  Code  (the  "Code"),
  Treasury   Regulations  and  other  relevant
  laws pertaining to the qualification of  the
  Trust  as  a  real  estate investment  trust
  ("REIT").   In  the event it  is  determined
  that  the Trust did not qualify as  a  REIT,
  it  would  be  taxable as  a  C  corporation
  under  the  Code.   However,  as  a  taxable
  corporation,  the Trust would  not  owe  any
  current  tax or tax for prior years  due  to
  its    net    operating   loss   carryovers.
  Therefore,  no adjustment would be  required
  to   the   historical  financial  statements
  related to any tax provision.

  The  Advisor and its independent accountants
  intend  to  assist the Trust in  determining
  the  best method to clarify its tax  status.
  The  advisor  and  the  Trust's  independent
  accountants     are    reviewing     various
  alternatives,  including  having  the  Trust
  obtain  a  tax  opinion as  to  its  status,
  requesting a determination letter  from  the
  Internal Revenue Service and evaluating  the
  applicability  of  reelecting  status  as  a
  REIT.   If a determination is made that  the
  Trust  does  not qualify as a REIT  for  the
  purposes  of  the Code, the Advisor  intends
  to   assist   the   Trust  in   implementing
  procedures to requalify the Trust.
                                                   F - 6

  The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two of which are under lease, thus limiting cash flows available to pay operating expenses. As discussed in Note 4 of the financial statements, mortgage notes payable on the Trust's properties mature on June 20, 1997.
  These factors, among others, indicate that the Trust may be unable to continue as a going concern for a reasonable period of time.

  Management's plans include continuing to seek sources to refinance the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. In connection with the proposed refinancing, it is likely that a new entity held by two of the Trust's directors would assume the lease for the Florida Property. In the event this negotiation is unsuccessful, Trust management believes that the Trust will be successful in obtaining other sources of financing. In addition, Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of the refinancing transaction.

  Trust management is currently evaluating possible alternative uses for the Colorado
  Properties. The Trust has evaluated the realization of the Colorado Properties, including appraisals as vacant facilities and exploring alternative uses.

  The financial statements do not include any adjustments relating to the recoverability of the recorded asset amounts or the amount of the liabilities that might be necessary should the Trust be unable to continue as a going concern.





F - 7




  2.SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES

  Cash and Cash Equivalents

  For purposes of the statements of cash
  flows, the Trust considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. Cash at December 31, 1996 includes $40,000 invested in 90 day U.S.
  Treasury bills.

  Buildings and Improvements

  Depreciation of these assets is computed on the straight-line method over the useful lives of the assets, estimated to be 20 to 40 years.

  The Trust has adopted Statement of Financial
  Accounting Standards ("SFAS") No. 121,
  "Accounting for the Impairment of Long-Lived
  Assets and Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Trust evaluates the carrying value of its properties in light of each property's operational profitability or disposal value if appropriate.

  Loan Costs

  Deferred costs are being amortized on the straight-line method over a 60 month period.
  These costs were fully amortized at December
  31, 1996.

  Revenue Recognition

  Rental income from operating leases is
  recognized as earned over the life of the lease agreements.

  Income Taxes

  As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $394,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1996 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1996.
                                   F - 8

  The   Advisor  is  currently  evaluating   the
  Trust's compliance with the provisions of  the
  Code,  Treasury Regulations and other relevant
  laws  pertaining to the qualification  of  the
  Trust   as  a  REIT.   In  the  event  it   is
  determined that the Trust did not qualify as a
  REIT,  it  would be taxable as a C corporation
  under   the  Code.   However,  as  a   taxable
  corporation,  the  Trust  would  not  owe  any
  current tax or tax for prior years due to  its
  net operating loss carryovers.  Therefore,  no
  adjustment would be required to the historical
  financial  statements  related  to   any   tax
  provision.

  The Advisor and its independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The advisor is considering various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination letter from the Internal Revenue
  Service and evaluating the applicability of reelecting status as a REIT. If a determination is made that the Trust does not qualify as a REIT for the purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust.

  Fair Value of Financial Instruments

  The carrying values of the financial
  instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.
  Actual results could differ from those
  estimates.









                                  F -9


  3.   REAL ESTATE PROPERTIES AND LEASES

  At December 31, 1996, the net book values of the Properties are as follows:


                             Colorado   Florida
                             Property     Property    Total

Land                         $73,106     $393,195   $466,301

Building and
improvements               3,673,784    4,683,317  8,357,101
Accumulated
depreciation                (483,613)   1,022,490)(1,506,103)
Writedown to net
realizable value          (2,491,000)        -    (2,491,000)

net carrying value          $772,277   $4,054,022 $4,826,299


  The carrying values of the Colorado Properties were reduced in 1992 and 1993 to the amounts expected to be realized upon disposition of the properties. The Trust has evaluated the carrying values of the Colorado Properties using appraisals based on vacant facilities and the realizable value upon the sale of the properties. Management believes that the remaining net carrying value of each of the properties is realizable.


  The Colorado Properties

  One Colorado facility (Country View) is
  currently vacant. The Trust is exploring alternative uses for this property. The other
  Colorado facility (New Life) is leased to Res-
  Care, Inc. ("Res-Care"). The lease provides for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility. The annual base rent is currently
  $150,000.  This lease expires on March 31, 1998.


                                                 F - 10
  New Life currently houses mentally retarded, developmentally disabled ("MRDD") patients for the State of Colorado. The State of Colorado has interpreted certain federal guidelines pertaining to the active treatment of MRDD patients and has determined that the patients in the New Life facility must be moved into private housing. As a result, the Company expects the MRDD patients to be removed from the New Life facility prior to the end of the lease term.
  The Trust is evaluating alternative uses for the property, including assisted living or Alzheimer facilities. Trust management believes that the Trust will be able to convert the New Life facility to other uses and realize the value of the property.

     The Florida Property

     Effective May 1, 1993, management entered into a five year operating lease with Bayshore
  Healthcare Services, Inc. ("Lessee") for its
  Florida Property. The Lessee has the option to renew for an additional five, five-year terms.
  The lease provides for monthly rentals, consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Commencing January 1, 1995, additional rents can be earned, equal to 5% of the incremental net patient revenue increase over the 1994 base year. No additional rent has been earned or paid to date.

     Minimum Annual Lease Payments

    Minimum annual lease payments expected to be received by the Trust during the lease terms, without considering lessee renewal options, are as follows:

                 Florida    Colorado
                Property   Properties    Total

   1997        $547,915    $ 149,275   $ 697,190
   1998         182,600       37,319     219,919
               $730,515    $ 186,594   $ 917,109

     The Colorado Properties' rentals are based on the adjusted monthly rent at the inception of the lease. The Florida Property rental includes a debt component equal to the debt service on the Trust's existing mortgage loan.


                                     F - 11
     Sale of Michigan Properties

     The Trust sold the Marshall Manor facility on March 9, 1994. Included in the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of the Marshall Manor facility. The contract, requiring quarterly the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of the Marshall Manor facility.
  The contract requiring quarterly payments of $18,750, matures in 1997. The note is subordinated to other debt secured by the Marshall
  Manor property.

     4.        MORTGAGE NOTES PAYABLE

    Mortgage notes payable consists of:

                                     December 31,
                                    1996      1995
   Bank mortgage note - Colorado
   Properties, payable in
   monthly installments,
   including principal and
   interest at 9.5% matures on -
   June 20, 1997.                 $1,682,278    $1,673,977

   Bank mortgage note - Florida
   Property, payable in monthly
   installments, including
   principal and interest at
   9.5% matures on June 20, 1997   3,289,632     3,394,708


     Total, current debt          $4,971,910    $5,068,685


     Properties are secured by first mortgages, assignments of the leases and rents thereunder.
  The bank mortgage note on the Colorado Properties is also secured, to the extent of $1,000,000, by a second mortgage on the Florida Property

                           F - 12


    5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     As of December 31, 1996 and 1995, accounts payable and accrued expenses consisted of the following:

                                     December 31,
                                    1996      1995
   Accounts payable               $29,556       $
   Accrued directors fees          55,134    58,800
   Accrued property taxes          76,943    72,603
     Total                       $168,624  $168,882

    6.        RELATED PARTY TRANSACTIONS

    Effective November 1, 1996, the Trust entered into an agreement with the Advisor to provide various services to the Trust in exchange for fees, as follows:

              Advisory fees at an annual rate of
  the greater of $30,000 or 5% of net income  of the
  Trust, as defined.  The Trust incurred advisory
  fees of $5,000 during 1996.
              Fees related to specific
  transactions including property acquisition,
  property disposition, mortgage placement, mortgage
  pool           brokerage and mortgage servicing
  are to be paid based upon contractual agreements between the parties. The Trust has incurred no such fees during 1996.
    Prior to November 1, 1996, the Trust was a party to an agreement with the Former Advisor to provide various services to the Trust in exchange for fees, as follows:

              Advisory fees at an annual rate of
  5% of average invested assets, as    defined;
  additional fees may be paid based on earnings.
  The Trust      incurred advisory fees of $23,000
  and $27,000 during 1996 and     1995,
  respectively.
              Property management, acquisition
  and disposition fees to be paid based upon
  contractual agreements between the parties.  The
  Trust          has incurred     no such  fees
  during 1996 and 1995.
                                                F - 13
              Incentive advisory service fees,
  payable annually in an amount   equal to 5% of any
  cash available for distribution to   stockholders
  for the fiscal year.  The Trust did not make any
  distributions to stockholders during 1995 and
  1996.  As a result,   the Trust incurred no
  incentive advisory fees for 1995 and 1996.
              Mortgage servicing fees, at varying
 rates dependent upon the types of loans serviced.
 The Trust has incurred no mortgage servicing fees to date.

    During 1996 and 1995, the Trust paid $12,000 and $14,000, respectively, as compensation for managing the affairs of the Trust to the President and sole stockholder of Heritage Advisory
  Corporation, the managing general partner of the former Advisor who is also the sole stockholder of the Lessee.

    Leasing transactions with related parties are described in Note 3.

    In 1993, the Lessee of the Florida Property made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease and has been classified in the balance sheet as deferred income.

    On January 24, 1996, two members of the Board of Directors waived previously accrued directors' and special fees totaling approximately $77,000.
  These amounts increased 1995 income by $77,000 or $.19 per share.
















                                                F - 14