Form 10QSB
period 1997-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1997-08-13
CIK 810836

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM 10-QSB


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly Period Ended June 30, 1997 or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ______ to ______ Commission file number 33-11863

                         HEALTHCARE INVESTORS OF AMERICA INC
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

              (413) 448-2111
(Issuer's telephone number, including area code)


                          Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 ir 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 397,600 shares as of Aug. 12, 1997.





HEALTHCARE INVESTORS OF AMERICA, INC.




INDEX


PAGE


Part  I.  Financial Information

Item 1. Condensed Financial Statements (Unaudited)

	Balance sheets  -  December 31, 1996 and June 30, 1997          		1

 Statements of operations -
	Six months ended June 30, 1996 and 1997                         		2

	Statements of cash flows -
	Six months ended June 30, 1996 and 1997                         		3

	Notes to financial statements - June 30, 1997                   		4


Item 2. Management's Discussion and Analysis or Plan of Operation  5



Part  II.    Other Information


Item 6.                                                				  							9



Signatures					                                            						  10


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

BALANCE SHEETS
                                                  June 30,     December 31,
                                                    1997           1996
	                                               (Unaudited)       (Note)

ASSETS
Real Estate Properties:
	Land                                            $466,301         $466,301
 Building and improvements, net of accumulated
   depreciation	of $4,071,683 and $3,997,103
   at June 30, 1997 and December 31, 1996
   respectively                                 4,285,419        4,359,997

Prepaid expenses                                    6,418            9,169
Rent and other receivables                            - -           60,310
Cash and cash equivalents                         100,577          166,959

            TOTAL ASSETS                       $4,858,715       $5,062,736


LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses           96,765          181,397
   Mortgage notes payable                       4,887,835        4,971,910
   Distributions in excess of net earnings     (3,782,684)      (3,747,370)

        TOTAL COMMON STOCKHOLDERS' EQUITY        (125,885)         (90,571)

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                 4,858,715       5,062,736






HEALTHCARE INVESTORS OF AMERICA, INC.
STATEMENTS OF EARNINGS AND DISTRIBUTIONSIN EXCESS OF NET EARNINGS

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     1997       1996       1997       1996
                                 (Unaudited)(Unaudited)(Unaudited)(Unaudited)

REVENUES:
Rental income                     174,103     178,823     353,032     356,377
Miscellaneous income                  - -       2,503         - -       1,000
Interest income                        12     181,326         912       4,990
                                  174,115     362,651     353,944     362,367

EXPENSES:
Advisory and other fees             7,500      39,182      15,000      19,740
Directors fees and other expenses   5,500     122,988      16,500      18,200
Other operating expenses           24,826       9,870      57,303      62,147
Depreciation and amortization      37,292      10,900      74,580      78,474
Interest Expense                  102,594      33,435     225,875     238,324

        Total Expenses            177,710     216,375     389,258     416,885

   NET LOSS                        (3,595)    (35,049)    (35,314)    (54,518)

   NET LOSS PER COMMON SHARE         (.01)       (.09)       (.09)       (.14)

   WEIGHTED AVERAGE NUMBER OF
     SHARES                       397,600     397,600     397,600     397,600

Distributions in excess of
  earnings - beginning of
  period                       (3,779,087) (3,662,047) (3,747,370) (3,642,580)

Net Loss                           (3,595)    (35,049)    (35,314)    (54,518)

Distributions during the period       - -         - -         - -         - -

Distributions in excess of
 earnings - end of period     $(3,782,684)$(3,697,096)$(3,782,684)$(3,697,098)


HEALTHCARE INVESTORS OF AMERICA, INC.
				STATEMENTS OF CASH FLOWS


                                                  Six Months Ended
                                                       June 30
                                                  1997        1996
                                               (Unaudited) (Unaudited)

OPERATING ACTIVITIES
		Net loss                                      $(35,314)    $(54,518)
	Adjustments to reconcile net loss to
 net cash provided by
      operating activities:
 Provision for depreciation and
     amortization                                 74,580       78,474
       		Changes in operating assets
          and liabilities:
	Decrease in contract, rents and
     other receivables                            60,310        9,657
 Decrease in prepaid expenses and
     other assets                                  2,751        9,860
Decrease in accounts payable and
     accrued expenses                            (84,634)     (28,083)
	NET CASH PROVIDED BY OPERATING ACTIVITIES        17,693       15,390

FINANCING ACTIVITIES
Principal payments on long-term borrowings       (84,075)     (59,231)
	NET CASH USED IN FINANCING ACTIVITIES           (84,075)     (59,231)

NET DECREASE IN CASH AND CASH EQUIVALENTS        (66,382)     (43,841)
Cash and cash equivalents at beginning of period 166,959      198,061
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $100,577     $154,220

HEALTHCARE INVESTORS OF AMERICA, INC.
NOTES TO  FINANCIAL STATEMENTS
  (UNAUDITED)

June 30, 1997

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

The independent public accountants' report for the year ended December 31, 1996 included an explanatory paragraph with respect to the ability of the trust to continue as a going concern. The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two of which are under lease, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties matured on June 20, 1997. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include continuing to seek sources to refinance the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable. In connection with the proposed refinancing, it is likely that a new entity controlled by one of the Trust's directors would assume the lease for the Florida property. Trust management is currently evaluating alternmative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using the appraisals as vacant facilities and the exploration of alternative uses,



NOTE 2--INCOME TAXES

The Trust did not file its applicable Federal and State income tax returns for the periods 1992 through 1996 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1996. As of December 31, 1996, the Trust had net operating loss carryforwards for income tax purposes of approximately $394,000 which will expire beginning in 2006.

Lenox Healthcare, LLC (the "Advisor") is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"), Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust ("REIT"). In the event it is determined that the Trust did not qualify as a REIT, it would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for the prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provisions.

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

                   Six Months Ended June 30, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)	  Not applicable

(b) 	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  			 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  June 30, 1997 Compared to June 30, 1996


Rental income. The Trust primarily derives its revenues from the leasing of facilities to Healthcare providers. For the six months ended June 30, 1997, rental income was $353,032 as compared to $356,377 for the six months ended June 30, 1996. For the three months ended June 30, 1997 rental income was $174,103 as compared to $178,823 for the three months ended June 30, 1996 These decreases are primarily attributable to a decrease in rents charged lessees at one of the Trust's facilities.

Advisory and other fees. Advisor and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC (the "Advisor"), the advisor of the Trust. For the six months ended June 30, 1997, advisory and other fees totaled $15,000 which is $3,200 less than advisory and other fees charged by Harbor American Capital Group, the predecessor advisor to the Trust for the six months ended June 30, 1996. For the three months ended June 30, 1997 advisory and other fees totalled $7,500 which is $31,662 less than advisory fees charged by the predecessor advisor to the Trust for the three months ended June 30, 1996. These decreases are the result of the fees charged by the new Advisor to the Trust.

Directors fees and expenses . Directors fees and expenses for the six months ended June 30, 1997 were $16,500, a decrease of $3,700 or 23% from $18,200 for the six months ended June 30, 1996. Directors fees and expenses for the three months ended June 30, 1997 were $5,500, a decrease of $117,488 from $122,988 for the three months ended June 30, 1996. These decreases are primarily attributable to an decrease in the number of elected Directors.

Other operating expenses. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the six months ended June 30, 1997 were $57,303, a decrease of $4,844 or 7.8% from $62,147 for the six months ended June 30, 1996. This decrease is primarily the result of lower costs associated with a vacant facility.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 1997 were $74,580, a decrease of $3,894 or 5% from $78,474 for the six months ended June 30, 1996. This decrease is primarily the result of assets becoming fully depreciated.

Interest expense. For the six months ended June 30, 1997, interest expense totaled $225,875 as compared to $238,324 for the same period in 1996.
This decrease in interest expense is the result of a decrease in the principal amount due on certain mortgage notes payable.

Liquidity and Sources of Capital

At June 30, 1997, the Trust had negative working capital of $4,884,021. Cash decreased from $166,959 from December 31, 1996 to $100,577 at June 30, 1997. This decrease is primarily the result of cash being expended for
operating purposes.   Rent and other receivables decreased $60,310 to $0 at
June 30, 1997. This decrease is the result of the collection of account balances. Accounts payable and accrued expenses decreased $84,634 from
 $181,397 at December 31, 1996 to $96,763 at June 30, 1997. This decre

The Trust has relied solely on rental income to pay its expenses in 1997 and 1996. Cash flows provided by operations were $17,693 for the six months ended June 30, 1997 as compared to $15,390 for the same period in 1996.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties remaining, two of which are under lease, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties matured on June 20, 1997. The current maturity of all of the Trust's notes payable, accumul

Management's plans include continuing to seek sources to refinance the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable.
In connection with the proposed refinancing, it is likely that a new entity controlled by two of the Trust's directors would assume the lease for the new Florida property. In the event this negotiation is unsuccesful, Trust management believes that the Trust wil be successful n obtaining other sources of financing. There can be no assurnce that the Trust's refinancing efforts will be successful or that the bank will not demand payment of the mortage notes payable. In connection with the proposed refinancing, it is likely that a new entity controlled by one of the Trust's directors would assume the lease for the Florida property. Trust management is currently evaluating alternative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using appraisals as vacant facilities and the exploration of alternative uses.

NOTE 2 -- INCOME TAXES

The Trust did not file its applicable Federal and State income tax returns for the periods 1992 through 1996 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1996. As of December 31, 1996, the trust had net operating loss carryforwards for income tax purposes od approximately $394,000 wich will expire beginning in 2006.

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


                    HEALTHCARE INVESTORS OF AMERICA, INC.

                       Six Months Ended June 30, 1997


Item


PART II - OTHER INFORMATION
                    HEALTHCARE INVESTORS OF AMERICA, INC.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a)  Exhibits


	(b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

HEALTHCARE INVESTORS OF AMERICA, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HEALTH CARE INVESTORS OF AMERICA, INC.

(Registrant)Date:  Aug 12, 1997           /s/ Thomas M. Clarke
                                              Thomas M. Clarke, President
                                              (Principal Executive Officer)

            Date:  Aug 12, 1997           /s/ David M. Fancher
                                              David M. Fancher
                                              Chief Financial Officer
                                              (Principal Financial &
                                              Accounting Officer)

                HEALTHCARE INVESTORS OF AMERICA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE INVESTORS OF AMERICA, INC

(Registrant)
Date:  Aug 12, 1997                 Thomas M. Clarke, President
                                    (Principal Executive Officer)
Date:  Aug 12, 1997
                                    David M. Fancher
                                    Chief Financial Officer
                                    (Principal Financial &
                                    Accounting Officer)