Form 10QSB
period 1997-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1997-11-14
CIK 810836

13

                           UNITED STATES
               SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington,  D.C.  20549

                            FORM 10-QSB


[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the quarterly Period Ended September 30, 1997 or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the transition period from ______ to ______

   Commission file number 33-11863


             HEALTHCARE INVESTORS OF AMERICA, INC.
              (Exact name of small business issuer
                  as specified in its charter)


     Maryland                              86-0576027
  (State or other                       (I.R.S. Employer
  jurisdiction of                     Identification No.)
 incorporation or
   organization)


   75 South Church Street
       Pittsfield, MA                           01201
   (Address Of Principal                      (Zip Code)
     Executive Offices)

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

Common Stock, $.01 Par Value - 397,600 shares as of Nov. 12, 1997.



               HEALTHCARE INVESTORS OF AMERICA, INC.

                               INDEX

                                                           PAGE
Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

     Balance sheets - December 31, 1996 and September        3
     30, 1997

     Statements of operations -
     Three months ended September 30, 1996 and 1997
     Nine months ended September 30, 1996 and 1997           4

     Statements of cash flows -
     Nine months ended September 30, 1996 and 1997           5

     Notes to financial statements - September 30, 1997      6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation

     Results of operations                                   8


Part II.  Other Information

Item 6.  Exhibits and reports on Form 8-K

     Exhibits and reports on Form 8-K                       11

Signatures                                                  12



PART I - FINANCIAL INFORMATION


               HEALTHCARE INVESTORS OF AMERICA, INC.

                          BALANCE SHEETS

                                               September   December
                                                  30,        31,
                                                  1997      1996
                                               (Unaudited)   Note

ASSETS
Real Estate Properties:
     Land                                        $466,301   $466,301
     Building and improvements, net of
       accumulated depreciation
       of $4,108,967 and $3,997,103 at
       September 30, 1997 and
       December 31, 1996 respectively           4,248,127  4,359,997

Prepaid expenses                                      917      9,169
Rent and other receivable                             - -     60,310
Cash and cash equivalents                          78,966    166,959
                                                _________  _________
            TOTAL ASSETS                        4,794,311  5,062,736
                                                _________  _________
                                                _________  _________

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses       145,997    168,624
     Mortgage notes payable                    4,849,532  4,971,910
     Deferred revenue                              5,585     12,773
                                               _________  _________
             TOTAL LIABILITIES                 5,001,114  5,153,307
                                               _________  _________

COMMON STOCKHOLDERS EQUITY
      Common Stock, $.01 par value                 3,976      3,976
      Capital in excess of par value           3,652,823  3,652,823
      Distributions in excess of net
        earnings                              (3,863,602)(3,747,370)

        TOTAL COMMON STOCKHOLDERS' EQUITY       (206,803)   (90,571)
                                               __________  _________
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $4,794,311 $5,062,736           6
                                               __________ __________
                                               __________ __________


              Note: See notes to financial statements



               HEALTHCARE INVESTORS OF AMERICA, INC.

STATEMENTS OF EARNINGS AND DISTRIBUTIONS  IN EXCESS OF NET EARNINGS



                                 Three Months Ended     Nine Months
                                                          Ended
                                    September 30,        September 30,
                                   1997     1996      1997      1996
                               (Unaudited((Unaudited)(Unaudited)(Unaudited)

REVENUES:
Rental income                   $184,315  $178,486   $537,347  $534,863
Miscellaneous income                 - -    38,730        - -    39,730
Interest income                      - -     2,024        912     7,014
                                 184,315   219,240    538,259   581,607
                                 _______   _______    _______   _______

EXPENSES:
Advisory and other fees            7,500     9,870     22,500    29,610
Directors fees and other           8,250     5,400     24,750    23,600
  expenses
Other operating expenses         107,456    36,720    164,759    98,867
Depreciation and amortization     37,290    39,182    111,870   117,656
Interest Expense                 104,737   120,678    330,612   359,003
                                 _______   _______    _______   _______
        Total Expenses           265,233   211,850    654,491   628,736

   NET INCOME/(LOSS)            (80,918)     7,390   (116,232) (47,129)


   NET INCOME/(LOSS) PER COMMON
      SHARE                      ($0.20)     $0.02    ($0.29)   ($0.12)

WEIGHTED AVERAGE NUMBER OF
   SHARES                        397,600   397,600    397,600   397,600

Distributions in excess of
earnings-beginning of period (3,782,684)(3,697,098)(3,747,370)(3,642,579)
                             __________  _________  _________ ___________

Net Income/(Loss)               (80,918)     7,390   (116,232)   (47,129)

Distributions during the period      - -       - -        - -       - -

Distributions in excess of
earnings - End of period  $(3,863,602) $(3,689,708) $(3,863,602)$(3,689,708)
                          ____________  ___________  ___________ ___________
                          ____________  ___________  ___________ ___________





                  HEALTHCARE INVESTORS OF AMERICA, INC.

                     STATEMENTS OF CASH FLOWS



                                                Nine Months Ended
                                                  September 30
                                                1997        1996
                                             (Unaudited) (Unaudited)

CASH FLOW FROM OPERATIONS:
     Net Loss                                 $(116,232)   $(47,129)
     Adjustments to reconcile net loss to net cash provided by operating activities:

        Provision for depreciation and
          amortization                           111,870    117,656

     Changes in operating assets and
       liabilities:
          Decrease in contract, rents and
            other receivables                     60,310      27,712
          Decrease in prepaid expenses and
            other assets                           8,252      14,790
          Decrease in accounts payable and
            accrued expenses                     (29,815)    (24,632)
                                                ________    ________
     Net cash provided by (used in) operating
       activities                                34,385      88,397
                                                ________    ________
CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS ON LONG-TERM
       BORROWING                               (122,378)    (89,999)
                                               _________    ________
     NET CASH USED IN FINANCING ACTIVITIES     (122,378)    (89,999)
                                               _________    ________
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                              (87,993)     (1,602)

     CASH AND CASH EQUIVALENTS - Beginning of
       period                                   166,959     198,061
                                                _______    ________
     CASH AND CASH EQUIVALENTS -End of Period   $78,966    $196,459
                                                _______    ________
                                                _______    ________












               HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO  FINANCIAL STATEMENTS
                            (UNAUDITED)

September 30, 1997

NOTE 1 - BASIS OF PRESENTATION

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

Management's plans include refinancing the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable. In connection with the proposed refinancing, it is likely that a new entity controlled by one of the Trust's directors would assume the lease for the Florida property. Trust management is currently evaluating alternative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using the appraisals as vacant facilities and the exploration of alternative uses.











NOTE 2 - INCOME TAXES

The Trust did not file its applicable Federal and State income tax returns for the periods 1992 through 1996 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1996. As of December 31, 1996, the Trust had net operating loss carryforwards for income tax purposes of approximately $394,000 which will expire beginning in 2006.

Lenox Healthcare Capital Services, LLC ("The Advisor") is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"), Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust ("REIT"). In the event it is determined that the Trust did not qualify as a REIT, it would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for the prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provision.

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

               Nine Months Ended September 30, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)       Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations

         September 30, 1997 Compared to September 30, 1996


Rental income. The Trust primarily derives its revenues from the leasing of facilities to Healthcare providers. For the nine months ended September 30, 1997, rental income was $537,347 as compared to $534,863 for the nine months ended September 30, 1996. For the three months ended September 30, 1997 rental income was $184,315 as compared to $178,486 for the three months ended September 30, 1996. These increases are primarily attributable to an increase in rents charged lessees at one of the Trust's facilities.

Advisory and other fees. Advisory and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC (the "Advisor"), the advisor of the Trust. For the nine months ended September 30, 1997, advisory and other fees totaled $22,500 which is $7,110 less than advisory and other fees charged by Harbor American Capital Group, the predecessor advisor to the Trust for the nine months ended September 30, 1996. For the three months ended September 30, 1997 advisory and other fees totaled $7,500 which is $2,370 less than advisory fees charged by the predecessor advisor to the Trust for the three months ended September 30, 1996. These decreases are the result of the fees charged by the new Advisor to the Trust.

Directors fees and expenses. Directors fees and expenses for the nine months ended September 30, 1997 were $24,750, an increase of $1,150 or 4.9% from $23,600 for the nine months ended September 30, 1996. Directors fees and expenses for the three months ended September 30, 1997 were $8,250, an increase of $2,850 or 52.8% from $5,400 for the three months ended September 30, 1996. These increases are primarily attributable to an increase in the number of elected Directors.

Other operating expenses. Other operating expenses consist primarily of maintenance and administrative costs. Other operating costs for the nine months ended September 30, 1997 were $164,759, an increase of $65,892 or 67% from $98,867 for the nine months ended September 30, 1996. Other operating costs for the three months ended September 30, 1997 were $107,456, an increase of $70,736 or 192% from $36,720 for the three months ended September 30, 1996. These increases are primarily the results of legal fees associated with a planned acquisition.
Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 1997 were $111,870, a decrease of $5,786 or 4.9% from $117,656 for the nine months ended September 30, 1996. Depreciation and amortization for the three months ended September 30, 1997 were $37,290, a decrease of $1,892 or 4.8% from $39,182 for the three months ended September 30, 1996. These decreases are primarily the result of assets becoming fully depreciated.

Interest expense. For the nine months ended September 30, 1997, interest expense totaled $330,612 as compared to $359,003 for the same period in 1996. This decrease in interest expense is the result of a decrease in the principal amount due on certain mortgage notes payable.

Liquidity and Sources of Capital

At September 30, 1997, the Trust had negative working capital of $4,922,148. Cash decreased from $166,959 from December 31, 1996 to $78,966 at September 30, 1997. This decrease is primarily the result of cash being expended for operating purposes and payments of principal and interest related to the Trust's Mortgage Notes Payable. Rent and other receivables decreased $60,310 to $0 at September 30, 1997. This decrease is the result of the collection of account balances. Accounts payable and accrued expenses decreased $22,627 from $168,624 at December 31, 1996 to $145,997 at September 30, 1997. This decrease is the result of the timing of certain cash payments. Distributions in excess of net earnings decreased $116,232 from ($3,747,370) at December 31, 1996 to
($3,863,602) at September 30, 1997. This decrease was the result of the net loss for the period ended September 30, 1997.

The Trust has relied solely on rental income to pay its expenses in 1997 and 1996. Cash flows provided by operations were $34,385 for the nine months ended September 30, 1997 as compared to $88,397 for the same period in 1996.

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

Management's plans include refinancing the mortgage notes payable, developing alternative uses to retain the economic viability of the Colorado Properties and minimizing operating costs. Management is currently negotiating with a third party for a new debt agreement to refinance the mortgage notes payable. Management believes it will be successful in refinancing the mortgage notes payable. In connection with the proposed refinancing, it is likely that a new entity controlled by one of the Trust's directors would assume the lease for the Florida property. Trust management is currently evaluating alternative uses for the Colorado Properties. The Trust has evaluated the realization of the Colorado Properties using the appraisals as vacant facilities and the exploration of alternative uses.


 PART II - OTHER INFORMATION


               HEALTHCARE INVESTORS OF AMERICA, INC.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits


   (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

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









                               HEALTHCARE INVESTORS OF AMERICA, INC
                                           (Registrant)


Date:  Nov 12, 1997                    /s/ Thomas M. Clarke
                                   Thomas M. Clarke, President
                                  (Principal Executive Officer)


Date:  Nov 12, 1997                    /s/ David M. Fancher
                                         David M. Fancher
                                     Chief Financial Officer
                                (Principal Financial & Accounting
                                             Officer)


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









                                 HEALTHCARE INVESTORS OF AMERICA,
                                                INC
                                           (Registrant)


Date:  Nov 12, 1997
                                    Thomas M. Clarke, President
                                   (Principal Executive Officer)


Date:  Nov 12, 1997
                                         David M. Fancher
                                      Chief Financial Officer
                                 (Principal Financial & Accounting
                                             Officer)