Form 10KSB
period 1997-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1998-08-12
CIK 810836

FORM 10-KSB
                           -----------
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(MARK ONE)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12/31/97         OR
                          --------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

COMMISSION FILE NUMBER:  33-11863
                         --------

             HEALTHCARE INVESTORS OF AMERICA, INC.
             -------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $727,241.

The aggregate market value of the voting common stock, $.01 par value ("Common Stock"), held by non-affiliates of the issuer as of December 31, 1997 was $0. 397,600 shares of Common Stock of the registrant were outstanding as of July 27, 1998.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

Total of sequentially numbered pages:
Exhibit Index on sequential page number:

                             PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2990 North Swan Road, Suite 228, Tucson, Arizona 85712. The Trust's present advisor is Harbor American Capital Group, a California limited partnership ("HACG" or the "Advisor").

     During 1997, the Trust owned the real property, fixtures and improvements used in connection with the operation of three long term care facilities located in Florida and Colorado. These facilities include: Bayshore Convalescent Center ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located in North Miami Beach, Florida, which was acquired in March 1988; Country View Care Center ("Country View"), an 87-bed intermediate care nursing facility located in Longmont, Colorado, which was acquired in December 1989; and New Life Care Center ("New Life"), a 56-bed intermediate care nursing home facility located in Greeley, Colorado, which was acquired in December 1989. Country View and New Life are collectively referred to herein as the "Colorado Properties".

     At December 31, 1997, two of the three properties were leased under operating agreements. Bayshore was leased to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). See Item 2. DESCRIPTION OF PROPERTY - The Florida Lease. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. New Life was leased to Res-Care, Inc., a Kentucky corporation ("Res-Care"), an unaffiliated entity. The terms of the lease with Res-Care provided for lease payments based on the number of patients residing at the Colorado Properties as well as those placed outside of the facilities under the "Community Advantage" program. In April 1998, the lease with Res-Care expired and shortly thereafter New Life became an unoccupied facility. Country View was vacated by its lessee on September 30, 1995, and has remained unoccupied since.

     Trust management worked during 1997 to develop alternative uses for Country View and New Life. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated
July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank.

     After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. The Trust received $15,000 on August 6, 1998 as an earnest money deposit and part payment of the purchase price and the Trust is scheduled to receive the remaining balance of $235,000 in cash at closing on August 24, 1998.
The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

     Pursuant to separate letters of resignation, each dated March 2, 1998, Thomas M. Clarke resigned as President, Chief Executive Officer and Director of the Trust; Linda M. Clarke resigned as Secretary of the Trust; John F. Lunt resigned as Director of the Trust; and David Fancher resigned as Chief Financial Officer of the Trust. The remaining members of the Board of Directors, Messrs. Grady P. Hunter, F. Dale Markham and Charles E. Trefzger voted to accept the resignations on March 19, 1998 at a meeting of the Board of Directors. As a result, two vacancies in the Board of Directors exist.

     At the same meeting of the Board of Directors, Mr. Markham was selected to serve as Chairman, President and Chief Financial
Officer of the Trust with Joan M. Zeller to serve as Secretary of the Trust.

     In connection with the accepted resignations, effective March 1, 1998, the remaining members of the Board of Directors of the Trust voted to terminate the Trust advisory contract with Lenox Healthcare Capital Services, LLC ("Lenox"). The Trust has entered into a two year contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the successor lessee of Bayshore.

     The Trust's continuing plan of operation for the 1998 fiscal year (ending December 31, 1998) is as follows: The Trust intends to own, lease, sell or auction its remaining Properties. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Additionally, the Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997.
In that connection, the Trust and the Bank entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

     Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170.45, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offsets or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and the Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. On
July 31, 1998, the Forbearance Agreement expired. To date, the Bank has not exercised any rights it may have upon expiration of the Forbearance Agreement.

     The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However, the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     When financial resources are available, the Trust's primary business and industry segment is to invest in healthcare related real properties, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals, and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust also may invest in commercial, industrial, and residential income-producing properties through similar means.

     Through April 30, 1998, New Life was leased to a lessee
unaffiliated with the Trust.   Country View remained vacant and
unused. The remaining property, Bayshore, is leased to a lessee affiliated with the Trust. See Item 1. DESCRIPTION OF BUSINESS
- General Development of Business.

NARRATIVE DESCRIPTION OF BUSINESS

     The Directors of the Trust manage and control the affairs of the Trust and have general responsibility and ultimate authority affecting the investments of the Trust. The Directors have engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Trust. HACG, as the Advisor, is engaged primarily in real estate consulting.

     The Advisor is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code of 1986 (the "Code"), the Treasury Regulations and other relevant laws pertaining to qualification of the Trust as a real estate investment trust ("REIT"). In the event the Trust qualifies as a REIT, the Trust would not be subject to federal income taxes on amounts distributed to stockholders, provided that distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions. In the event the Trust does not qualify as a REIT, the Trust would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provision. There can be no assurance that the Trust will qualify as a REIT for any specific year.

     The investment objectives of the Trust are (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders original invested capital. When and if financial resources are available, the Trust intends to invest primarily in healthcare related property, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures, and mortgage loans. The Trust also may invest in commercial, industrial and residential income producing real properties through similar means. To the extent funds are not fully invested in real properties or mortgage loans, the Trust may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.

     The current and anticipated business of the Trust is not seasonal. The results of operations of the Trust will depend upon the availability of (i) capital to the Trust, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Trust, the Trust will be competing for acceptable investments with other financial institutions, syndicators, other REITS, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Trust in the future) that may have similar objectives to those of the Trust. Substantially all competitors have greater resources than the Trust, its directors, Advisor and its affiliates. Further, certain of the directors of the Trust and officers and directors of the general partner of the Advisor and its affiliates are engaged for their own account, or on behalf of other entities, in the type of activities in which the Trust intends to be engaged. Thus, the Trust could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.

     The Trust, as of December 31, 1997, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory
Agreement.  See Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS - Compliance With Section 16(a) of the
Exchange Act and Item 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

ITEM 2.  DESCRIPTION OF PROPERTY

     BAYSHORE- Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

     COUNTRY VIEW. Country View is a one story structure containing approximately 21,688 square feet, constructed during the early 1970's. The building is situated on two parcels of land containing approximately 9.8 acres near Longmont, Colorado. This property was operated as an intermediate care facility to serve the mentally challenged and contains 87 beds. It is currently unoccupied.

     NEW LIFE- New Life is a one story structure containing approximately 18,000 square feet, built in 1957. The building is located on a parcel of land containing approximately 1.09 acres, approximately 3 miles from Greeley, Colorado. Until April 30, 1998, this property was operated as an intermediate care nursing home facility to serve the mentally challenged and contains 56 beds. It is now unoccupied.

     THE LEASES. The Trust is a party to an operating Lease under net lease terms on the Bayshore property. The Lease permits the lessee thereunder to operate the property as a healthcare facility licensed for skilled and intermediate long term nursing services and for such additional uses as may be approved by the Trust and consented to by the appropriate mortgage lender.

     THE COLORADO LEASES. Effective October 1, 1992, upon rejection of the original leases, the Trust entered into the Colorado Lease (the "Colorado Lease") of New Life with Res-Care.

     The Colorado Lease had an original term of three (3) years and originally provided for three (3) one year options to extend, thus ending on September 30, 1998 if all options were exercised. The initial term of this lease expired September 30, 1995. Res-Care, as lessee of New Life, negotiated a new option to extend the New Life lease for thirty (30) months expiring March 31, 1998. It was subsequently extended for an additional month to April 30, 1998. Upon the New Life lease expiration, New Life became unoccupied. Effective August 6, 1998, the Trust sold the New Life property for $250,000. The lease of Country View expired on September 30, 1995 and Country View remained unoccupied at December 31, 1997. Effective July 24, 1998, the Trust sold the Country View property for $262,500. See Item 1. BUSINESS - General Development of Business.

     The Colorado Lease was a net lease requiring Res-Care to pay all operating expenses of the properties except for "major" repairs which are the obligation of the Trust. "Major" repairs included, but were not limited to, structural repairs, repairs to the roof, walls and foundations of the buildings on the leased premises, maintenance of the electrical wiring and fixtures, plumbing, heating and air-conditioning equipment, sewage treatment plant, and repair of driveways and parking areas.

     The Colorado Lease provided for a basic annual rent payable monthly (the "Annual Base Rent") equal to 115% of the "Annual Fair Rental Allowance" as determined by the State of Colorado, Health Facilities Division, or any other agency having jurisdiction over such rates ("HFD"). The Annual Base Rent was $150,000 for New Life. Upon issuance from HFD, and receipt by Res-Care of notice ("Notice") of a new annual Fair Rental Allowance, such Annual Fair Rental Allowance was to be substituted in the calculation of Annual Base Rent effective as of the date specified in the Notice. The monthly rent is adjusted by the percentage decrease or increase in the Client Base (as defined and adjusted in this paragraph) to arrive at an adjusted monthly rent. The initial "Client Base" was deemed to be 52 at New Life which was the client population resident census of the facilities as of August 24, 1992. Any adjustments in the monthly rent as a result of an increase or decrease in the client population of either facility commenced the month following such increase or decrease and were based on the average daily population for such month. Furthermore, any decrease in the client population of either facility which was the result of the transfer of a client to the supported living program in the counties of Weld and Boulder, Colorado, known as Community Advantage, was not considered a population decrease for purposes of arriving at the adjusted monthly rent.

     The Colorado Lease provided for fixtures and equipment to secure the landlord's interest in said lease. At termination of the lease, title to said fixtures and equipment reverted to the Trust. Res-Care was required to furnish regular monthly and annual financial reports to the Trust.

     THE FLORIDA LEASE. The Florida Lease was entered into effective May 1, 1993 by the Trust with BHS. BHS is owned by James R. Sellers, an affiliate of the Advisor. The Florida Lease has an original term of five (5) years and provides for five (5) five year options to extend, thus ending on March 31, 2023, if all options are exercised. The Florida Lease, as it may be extended, is a net lease requiring BHS to pay all operating expenses of the properties. Minimum rents are composed of two parts, an equity component and a debt component. The beginning equity component is $84,000 annually, payable $7,000 monthly. A provision has been made to increase the equity component amount after reviewing operations for the period from May 1, 1993, through December 31, 1993. To date, no change has been made.
The monthly debt component is an amount not less than the principal and interest payment charged by the facility first mortgage lender, presently the Bank.

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

     As of December 31, 1997, real estate taxes through 1997 of ($32,967) were due and owing on the Bayshore Convalescent Center. These are the responsibility of the lessee. If the lessee does not, responsibility would shift to the Trust. Trust management is reasonably confident the lessee will make the tax payments.

     THE LOANS. Each of the three (3) properties owned by the Trust at December 31, 1997, was funded by a combination of cash and mortgage loans. The Bank, formerly Citizens Fidelity Bank & Trust Company, holds the loans on Bayshore and on the Colorado Properties.

     THE COLORADO PROPERTIES LOAN. The first mortgage loan to the Bank totals $1,681,170.45 as of December 31, 1997. All interest payments have been kept current during 1997 and through June 20, 1998. The loan, as extended, became due on July
31, 1998. The loan is secured by first mortgages, assignments of leases and rents thereunder.

     THE BAYSHORE LOAN. The first mortgage loan to the Bank totals $3,142,088.07 as of December 31, 1997. All interest payments have been kept current during 1997 and through June 20 1998. The loan, as extended, became due on July 31, 1998.
The loan is secured by first mortgages, assignments of leases and rents thereunder. In addition, the Bayshore Loan is secured by a $1,681,170 second mortgage on the Colorado Properties.

     As noted above, the Company's mortgage notes matured on July 31, 1998. This date is pursuant to the Forbearance Agreement dated as of April 30, 1998. Management is currently seeking sources to refinance the mortgage notes payable. Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of any refinancing transaction. There can be no assurance that the Trust will be successful in its refinancing efforts or that the Bank will not demand payment of the mortgage notes payable.

     Management believes Bayshore and the Colorado Properties are adequately insured. As of June 30, 1998 occupancy at Bayshore is 81%.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Trust did not submit any matter during the fourth quarter of 1997 requiring a vote of its shareholders.

                             PART II

ITEM 5.   MARKET FOR  TRUST'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION; DISCLOSURE RELATING TO LOW PRICE STOCK

     The Trust Common Stock is traded in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or what is commonly referred to as the "pink sheets" under the symbol "HCIV". As a result, holders of Common Stock should expect to find it more difficult to dispose of, or to obtain accurate quotations on the price of the Common Stock. Additionally, sales practice requirements are imposed on broker-dealers who trade in the Common Stock other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. Such burdens on trading in the Common Stock should be expected to discourage active trading which would reduce the liquidity of the Common Stock and increase the spread between the bid and ask prices quoted by these broker-dealers, if any, which quote the Common Stock. The Trust has selected S. W. Ryan & Company as market makers for its shares.

     Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 1997, 1996 and 1995. The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As of July 1, 1998, there were 397,600 shares of Common
Stock outstanding, which were owned by approximately 400 holders of record.

DIVIDENDS

     The Trust last declared dividends on the Common Stock in the amount of $0.06 per share in May, 1992. Unless property sales or leases are made in 1998 which result in receipt by the Trust of sale or lease proceeds, there will not likely be cash available for distributions for purposes of declaring and paying any dividends in 1998. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED
DECEMBER 31, 1996.

     For the year ended December 31, 1997, the Trust had a net loss of $471,741, or $1.19 per share, as compared to a net loss of $104,790, or $0.26 per share for 1996.

     REVENUES. The Company primarily derives its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 1997 were $727,241, a decrease of $31,979 or 4.2% from revenues of $759,220 for the year ended December 31, 1996. The decrease in revenues was primarily the result of the loss of lease revenues associated with an unoccupied property.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1997 was $132,026, a decrease of $23,528 or 15.1% from $155,554 for the year ended December 31, 1996. This decrease is the result of the suspension of depreciation on the Country View facility when it became vacant in September 1995.

     REDUCTION IN NET CARRYING VALUE OF PROPERTY. The Company recognized an additional valuation of $280,000 for the year ended December 31, 1997 to give effect to the further impaired value of the Country View and New Life properties, which were subsequently sold on July 24, 1998 for $262,500 and August 6, 1998 for $250,000,
respectively.

     INTEREST EXPENSE. For the year ended December 31, 1997, interest expense totaled $473,498, a decrease of $35,242 or 6.9% from $508,740 for the year ended December 31, 1996. This decrease is the result of a decrease in the mortgage rate on the loans on the Trust properties during 1997.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 1997 were $63,000, similar to the $63,872 paid for the year ended December 31, 1996.

     OTHER EXPENSES. Other expenses for the year ended December 31, 1997 were $250,458 an increase of $114,614 or 84.4% from
$135,844 for the year ended December 31, 1996. This increase is primarily the result of costs associated with an increase in (i) utilities, insurance and contract services related to an unoccupied facility, (ii) legal costs related to an uncompleted refinance of Bayshore and potential but unsuccessful acquisition, and (iii) audit fees for the year ended December 31, 1997 as compared to the same period in 1996.

     OTHER MATTERS. The Trust adopted the provisions of Statement on Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". The adoption of SFAS 121 did not have a material effect on the Trust's financial statements because the Trust had previously recorded writedowns of property carrying amounts to net realizable value.

LIQUIDITY

     Cash decreased from $166,959 at December 31, 1996 to $89,965 at December 31, 1997. Rent and other receivables decreased from $60,309 at December 31, 1996 to $29,267 at December 31, 1997.
This decrease was primarily the result of collections of long-term notes receivable. Building and improvements net, decreased from $4,359,998 at December 31, 1996 to $3,947,972 at December
31, 1997. This decrease was primarily the result of the depreciation of the Company's properties and the recognition of a $280,000 valuation reserve on the Country View and New Life properties, which were sold for $262,500 on July 24, 1998, and $250,000 on August 6, 1998, respectively. Mortgage notes payable decreased from $4,971,910 at December 31, 1996 to $4,823,258 at December 31, 1997. This decrease was primarily the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($3,747,370) at December
31, 1996 to ($4,219,111) at December 31, 1997.  This increase is the result of the net loss in 1997.

     The Trust has relied solely on rental income to pay its expenses in 1997 and 1996. Cash flows provided by operations were $71,658 in 1997 and $65,673 in 1996.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had three properties remaining, one of which is under lease, thus limiting cash flows available to pay operating expenses.
Mortgage notes payable on the Trust's properties mature on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Bank entered into the Forbearance Agreement April 30, 1998 which extended the maturity date to July 31, 1998. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

     Management's plans include continuing to seek sources to refinance the mortgage notes payable on Bayshore and minimizing operating costs. Effective July 24, 1998, the Trust sold the Country View property for $262,500. Effective August 6, 1998, the Trust sold the New Life property for $250,000. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business.

     There can be no assurance that the Trust's refinancing efforts will be successful or that the Lender will not demand payment of the mortgage notes payable.

     The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However, the Trust's efforts are limited by the resources available and the Trust's ability to raise additional capital.

     The Advisor is currently evaluating the Trust's compliance with the provisions of the Code, the Treasury Regulations and other relevant laws pertaining to qualification of the Trust as a REIT. In the event the Trust qualifies as a REIT, the Trust would not be subject to federal income taxes on amounts distributed to stockholders, provided that distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions. In the event the Trust does not qualify as a REIT, the Trust would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements related to any tax provision. There can be no assurance that the Trust will qualify as a REIT for any specific year.

     Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from any significant healthcare reform.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed under Item 13: Exhibits and Reports on Form 8-K. The financial statements are listed herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in the Form 8-K for the event reported on March
19, 1998:

     (i)  On March 19, 1998, the Trust dismissed Arthur Andersen
          LLP ("Arthur Andersen") as its independent accountants.

     (ii) The 1996 Independent Auditor's Report issued by Arthur Andersen was modified as follows: "The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses, the carrying costs of unleased assets and the current maturity of all of the Trust's notes payable raise a substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
          Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

          The 1995 Independent Auditor's Report issued by LaVoie, Clark, Charvoz & May ("LCC&M), the independent accountants for the Trust in 1995 and previous years, was modified as follows: "The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulated recurring operating losses, the carrying costs of unleased assets and the current maturity of all of the Trust's notes payable raise a substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

   (iii) The decision to change accountants was approved by the Board of Directors.

     (iv) (A) With respect to Arthur Andersen, during the fiscal year of the Trust ended December 31, 1996, and for the interim period from December 31, 1996 through March 19, 1998, there were no disagreements between Arthur Andersen and the Trust for the respective applicable periods, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused the accountant to make reference to the subject matter of the disagreement in connection with the report of such accountant.

               With respect to LCC&M, during the fiscal year ended December 31, 1995, there were no disagreements between LCC&M and the Trust, for the applicable period, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused such accountant to make reference to the subject matter of the disagreement in connection with the report of such accountant.

     (iv) (B)  Not applicable.

     (iv) (C)  Not applicable.

     (iv) D)   Not applicable.

     (iv) (E)  Not applicable.

(a) (2) The Trust has engaged LCC&M as the auditor for the year ended December 31, 1997.

     (i) and (ii)   Not applicable.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

Name                         Age   Position Presently Held  Director From
----                         ---   -----------------------  -------------

Thomas M. Clarke             42    Director, President and  1996 - March 2,
                                   Chief Financial Officer  1998

F. Dale Markham              68    Director, Chairman of    1987 to Present
                                   the Board

Grady P. Hunter (1)          64    Director                 1987 to Present

Charles E. Trefzger, Jr. (1) 39    Director                 1996 to Present

GENERAL

     The Directors of the Trust are responsible for the management and control of the affairs of the Trust but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Trust. The Advisor also serves as a consultant in connection with the investment policy decisions made by the Directors and supervises, subject to direction of the Directors, the day-to-day operations of the Trust. The By-laws of the Trust provide that a majority of the Trust's Directors must be unaffiliated with the Advisor and its affiliates ("Unaffiliated Directors"). The remaining Directors may be affiliates of the Trust ("Affiliated Directors").
Further, the By-laws provide that the Trust should have five directors; however, at this time, no qualified or willing persons to become directors have been located. Presently, the Trust has three directors, all of whom may be considered Unaffiliated Directors.

OFFICERS AND DIRECTORS OF THE TRUST

     The Directors and principal officers of the Trust and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, are as follows:

     Thomas M. Clarke was President and Chief Financial Officer of the Trust from December, 1996 through March 2, 1998. He has been President and Chief Financial Officer of Stockbridge Investment Partners, Inc. since 1991. Mr. Clarke has over 16 years of experience in the Healthcare industry and has held positions with public and private healthcare organizations. From May 1987 until founding Stockbridge in 1991, Mr. Clarke was Treasurer and Chief Financial Officer of Berkshire Health Systems, Inc., a Pittsfield, Massachusetts based diversified healthcare company. Mr. Clarke is a Fellow in the Healthcare Financial Management Association. Mr. Clarke is a graduate of the University of Maine and completed his Masters in Science in Business at Hudson College.

     Grady P. Hunter, has served as a Director of the Trust since its formation in 1987. Mr. Hunter has been Executive Vice President and Chief Operating Officer of RSI, Inc. and similarly of RSI Properties, Inc. both headquartered in Cranberry Township, PA, since October, 1995. These companies are engaged in a national effort to develop and operate programs and facilities serving frail, chronically impaired elderly in an assisted living setting. Mr. Hunter was Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania ("LAS") from April 1991 to 1995. LAS is an owner and operator of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania. From January, 1988 until April, 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long term care and assisted living facilities for the frail elderly. Mr. Hunter served as Executive Vice President and division Chief Executive Officer for Stanley Smith Security, Inc. ("Smith") from 1973 to 1987. Smith is one of the top ten international contract and consulting services companies providing electronic, transportation, security, manpower and facility operations support services.

     F. Dale Markham has served as Chairman of the Board of the Trust since May 16, 1991. He formerly served as President, Vice President and Secretary through December 1996, and has been a Director of the Trust since its inception in 1987. Effective March 3, 1998, he was elected President and Chief Financial Officer. From 1991 until his retirement effective December 31, 1994, he was a Mortgage Banking Consultant and Founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1990, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the current Advisor and a Sponsor of the Trust. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm from 1974 to 1982. He has been involved in mortgage banking and real estate activities since 1957.

     Linda M. Clarke was the Trust Secretary from December 1996 through March 2, 1998. She has been Treasurer of Stockbridge since 1991. Mrs. Clarke has over seven years experience in the healthcare industry. In addition to her position with Stockbridge, Mrs. Clarke was previously employed by the Houlton Regional Hospital Development Office and participated in various fundraising activities. Mrs. Clarke attended the University of Maine and was previously employed by the Maine School Administrative District #29 for 5 years. She continues to be Treasurer of Stockbridge Investment Partners, Inc. as well as Treasurer of several other privately held healthcare companies. Upon her resignation on March 2, 1998, she was replaced by Joan
M. Zeller.

     Charles E. Trefzger is the President of Chancellor Health Services, a healthcare management company specializing in the long term care industry. Through affiliated entities, he owns fourteen nursing homes and six assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-Com from 1986 to 1989. From 1986 to 1988, Mr. Trefzger was Corporate Counsel to Brian Center Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor from Wake Forest University.

     Pursuant to separate letters of resignation, each dated March 2, 1998, Thomas M. Clarke resigned as President, Chief Executive Officer and Director of the Trust; Linda M. Clarke resigned as Secretary of the Trust; John F. Lunt resigned as Director of the Trust; and David Fancher resigned as Chief Financial Officer of the Trust. The remaining members of the Board of Directors, Messrs. Grady P. Hunter, F. Dale Markham and Charles E. Trefzger voted to accept the resignations on March 19, 1998 at a meeting of the Board of Directors. As a result, two vacancies in the Board of Directors exist.

     At the same meeting of the Board of Directors, Mr. Markham was selected to serve as Chairman, President and Chief Financial
Officer of the Trust with Joan M. Zeller to serve as Secretary of the Trust.

     In connection with the resignations, Mr. Clarke submitted a letter (the "Clarke Letter") dated March 4, 1998 to Mr. Markham stating that Mr. Sellers had engaged in discussions with respect to the receipt of a formal proposal for the sale of Bayshore to the facility manager of the facility. Mr. Clarke stated that these actions are inconsistent with discussions held during the February 10, 1998 Board of Directors meeting of the Trust with respect to terminating the facility manager for blatant violations of a certain Management Agreement dated May 1, 1993. Mr. Clarke stated that such actions indicated, among other things, a lack of confidence in Lenox's ability to consummate acquisitions and provide financing to the Trust. Mr. Clarke did not specifically request that the explanation for his resignation be included in this Form 8-K, filed March 26, 1998.

     Mr. Markham, in a letter dated March 26, 1998 to Mr. Clarke, stated, among other things, that the reasons set forth in the Clarke Letter seemed without merit and did not reflect the facts. Other principals of the Trust agreed that the contents of the Clarke Letter were not reflective of the facts. Mr. Markham also noted that discussions involving Mr. Clarke had occurred in connection with the unsuccessful attempts of the facility manager to reach Mr. Clarke regarding the person to whom the facility manager should submit his unsolicited offer to purchase Bayshore. Mr. Markham advised that as a result of this inability to contact Mr. Clarke, the facility manager talked with Mr. Sellers as a member of the then Trust advisor regarding the offer to purchase.

OFFICERS AND DIRECTORS OF THE ADVISOR

     During 1997, the Trust was under contract with Lenox. Mr. and Mrs. Thomas M. Clarke own 50% of Lenox. The other 50% of Lenox is owned by entities affiliated with James R. Sellers. In connection with the resignations of Mr. and Mrs. Clarke and Mr. Lunt as directors and executive officers of the Trust and Mr. Fancher as an executive officer of the Trust, the remaining Board members of the Trust voted to terminate the Trust advisory contract with Lenox. As a result and effective March 1, 1998 the Trust entered into a contract for advisory services with HACG. The general partner of HACG is Heritage. All of the stock of Heritage is held by James R. Sellers, an affiliate of BHS, the lessee of Bayshore.

     James R. Sellers, age 64, is the President and sole stockholder of Heritage, an affiliate of the Advisor. Heritage had been the Managing General Partner of the Advisor since July, 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers is also the sole stockholder of BHS, the lessee of Bayshore. Mr. Sellers has been Senior Vice President of Keystone Mortgage Partners LLC, formerly known as Keystone Capital Group, Inc., an Arizona based mortgage banking firm since May, 1993.
Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based mortgage banking firm, from July, 1990 until May, 1993. From 1982 to 1990, he served as Executive Vice President, a director, and a principal stockholder of MSM the original Managing General Partner of the original Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 1997. Thomas M. Clarke, President during 1997, was compensated by the Trust for services rendered during the fiscal year ended December 31, 1997. F. Dale Markham, former President and Treasurer of the Trust, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.


                   SUMMARY COMPENSATION TABLE
                       Annual Compensation

Name and Principal Position       Year      Total Compensation
---------------------------       ----      ------------------

Thomas M. Clarke, President,      1997      -0-
Chief Financial Officer and
Director

F. Dale Markham, Chairman         1997      $ 3,550 accrued, $37,650 paid
of the Board and Director         1996(1)   $16,000 accrued, $21,500 paid
                                  1995(1)   $17,800 accrued, $10,000 paid

--------------------------
(1) Includes directors fees payable annually in the amount of $11,000 per year and additional compensation for additional time contributed ("Special Fees").

     The Trust paid or accrued annual directors fees of $11,000 each to the Directors in 1997, plus a fee of $800 for each Directors' meeting attended in person. In 1997, $11,000 in accrued Director's fees and $24,000 in accrued Special Fees were paid to Mr. Markham that had been accrued from previous years.

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

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of July 1, 1998 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                           Amount & Nature of     Percentage of Outstanding
Name of Beneficial Owner   Beneficial Ownership   Shares Owned
------------------------   --------------------   ------------

Harbor American Capital      20,000 Shares (1)             5.03%
Group, a California
Limited Partnership

Herbert W. Owens             40,000 Shares                10.06%

Grady P. Hunter              (2)                          XXX

F. Dale Markham              (1)                          XXX

James R. Sellers             (1)                          XXX

All Directors and Officers   (1)                          XXX

(1) The current Advisor as of July 1, 1998, Harbor American Capital Group, owns of record and beneficially 20,000 shares of Common stock. The former managing general partner of the Advisor, MSM and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony, and James R. Sellers) may be deemed to be beneficial owners of the shares of Common Stock owned of record by Harbor American Capital Group.

(2) Harbor American Capital Group agreed to distribute to each Unaffiliated Director, prior to 1989, as additional compensation, 1,000 shares of Trust Common Stock for each of the first three fiscal years of the Trust. As of the date hereof, Harbor American Capital Group has neither purchased any such shares from the Public Offering nor has it purchased such shares from broker dealers since the termination of the Public Offering.
Discussions between Harbor American Capital Group and Mr. Hunter, the only Unaffiliated Director involved, have been held as to the elimination of this distribution to the Unaffiliated Director; however, no final agreement has been reached with respect to this form of compensation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 1997. The former managing general partner of the Advisor (MSM), and each of the principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony and James R. Sellers) and present officer, director and shareholder of Heritage (James R. Sellers), may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

ACQUISITION FEES

     The Advisor receives acquisition fees with respect to each real property purchased by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 1997 and therefore no acquisition fees were paid.

ADVISORY FEE

     During the fiscal year ended December 31, 1997, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $0.00 and $20,000 to Lenox, the then advisor. James R. Sellers is the owner of Heritage which is the managing general partner of Harbor American Capital Group and was a 35% owner of Lenox during 1997; he is the owner of BHS, which serves as lessee of the Florida Property. During 1997, BHS paid lease rentals of $463,915 to the Trust.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements
     The following financial statements of Healthcare Investors of America, Inc. are included.

     Report of Independent Public Accountants -
       Year Ended December 31, 1996.                         F-1
     Independent Auditor's Report - Year
       ended December 31, 1997.                              F-2
     Balance sheets - December 31, 1997 and 1996.            F-3
     Statements of operations - Years ended
       December 31, 1997 and 1996.                           F-4
     Statements of cash flows - Years ended
      December 31, 1997 and 1996.                            F-5
     Notes to financial statements -
       December 31, 1997.                                    F-6


REPORTS ON FORM 8-K

     On March 26, 1998 the Trust filed Form 8-K regarding a change in the Company's principal executive offices, resignation of certain directors and executive officers, change in the principal accountant and the election of certain new executive officers and directors of the Trust.

EXHIBITS

     See attached list of Exhibits.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1998  HEALTHCARE INVESTORS OF AMERICA, INC.


                         BY: /s/ F. Dale Markham
                            ------------------------------------
                              F. Dale Markham
                              Director, President and Chief
                              Financial Officer (Principal
                              Executive, Financial and Accounting
                              Officer)


     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.



Dated:  August 12, 1998  BY: /s/ F. Dale Markham
                            -------------------------------------
                              F. Dale Markham
                              Director, President and Chief
                              Financial Officer (Principal
                              Executive, Financial and Accounting
                              Officer)

Dated:  August 12, 1998  BY: /s/ Grady P. Hunter
                            -------------------------------------
                              Grady P. Hunter, Director

Dated:  August 12, 1998  BY: /s/ Charles E. Trefzger, Jr.
                            -------------------------------------
                              Charles E. Trefzger, Jr., Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING
ISSUERS.

     No annual report or proxy material has been sent to the Trust's stockholders. An annual report and proxy material will be sent to the Trust's stockholders subsequent to the filing of his Form 10-KSB. The Trust shall furnish to the Securities and Exchange Commission four copies of any annual report or proxy material that is sent to the Trust's stockholders.

                            EXHIBITS

                               TO

                           FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR

              HEALTHCARE INVESTORS OF AMERICA, INC.

                      FOR FISCAL YEAR ENDED
                        DECEMBER 31, 1997

3.2*      Articles of Amendment and Restatement of Trust filed as
          Exhibit I to Pre-Effective Amendment No. 1 to the
          Trust's Registration Statement on Form S-11
          (Registration  No. 33-11863) filed June 2, 1987.

3.3*      Third Amended and Restated Bylaws of Trust filed as
          Exhibit 3.2 to Form 10-K filed March 30, 1988.

10.1* Advisory Service Agreement dated as of May 18, 1988 between the Trust and Harbor American Capital Group, a California Limited Partnership ("HACG") filed as exhibit 10.1 to Pre-Effective Amendment No. 1 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.

10.2* Advisory Service Agreement dated as of June 25, 1987 between HACG and Health Concepts Advisory Company filed as Exhibit 10.2 to Form 10-K filed March 30, 1988.

10.3* Advisory Service Agreement dated as of June 25, 1987 between HACG and Markham, Sellers & Mony, Inc. filed as
          Exhibit 10.3 to Form 10-K filed March 30, 1988.

10.9(a)* Dividend Reinvestment Agreement and Plan dated as of June 24, 1987 between the Trust, Federated Transfer Agents, and LCS, Inc. Company ("Federated") and HACG filed as Appendix A to Pre-Effective Amendment No. 2 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed July 2, 1987.

10.9(b)* Amendment to Dividend Reinvestment Agreement and Plan dated as of December 11, 1987 between the Trust, Federated and HACG filed as Exhibit 10.9(b) to Form
          10-K filed on March 30, 1988.

10.9(c)*  Second Amendment dated April 1, 1987 between the Trust,
          Federated and HACG (filed as Amendment to Appendix "A" to the Prospectus and incorporated by reference).

10.10*  Warrant Agreement dated as of July 8, 1987 between the
        Trust and Federated filed as Exhibit 10.10 to Form 10-K filed on March 30, 1988.

10.11*  Agreement between HACG and the Trust filed as Exhibit
        10.12 to Pre-Effective Amendment No. 2 to the Trust's
        Registration Statement on Form S-11 (Registration No.
        33-11863) filed July 2, 1987.

10.12*  Master Facility Lease Agreement dated as of March 1,
        1988 between the Trust and HCC-Bayshore Convalescent
        Center, Inc. ("HCC-Bayshore") filed as Exhibit 10.12 to
        Form 10-K filed on March 30, 1988.

10.13*  Security Agreement dated as of March 1, 1988 between the
        Trust and HCC-Bayshore filed as Exhibit 10.13 to Form
        10-K filed March 30, 1988.

10.14*  Loan Agreement dated as of March 1, 1988 between the
        Trust and Citizens Fidelity Bank & Trust Company
        ("Citizens") filed as Exhibit 10.14 to Form 10-K filed on March 30, 1988.

10.15* Addendum to Loan Agreement dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.15 to Form 10-K filed on March 30, 1988.

10.16*  Promissory Note dated as of March 1, 1988 between the
        Trust and Citizens filed as Exhibit 10.16 to Form 10-K filed on March 30, 1988.

10.17* Assignment of HCC-Bayshore Security Agreement dated as of March 1, 1988 between the Trust and Citizens filed as
        Exhibit 10.17 to Form 10-K filed on March 30, 1988.

10.18* Mortgage dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10. 18 to Form 10-K filed on
        March 30, 1988.

10.19* Assignment of Leases and Rents dated as of March 1, 1988 between the Trust and Citizens filed as Exhibit 10.19 to Form 10-K filed on March 30, 1988.

10.20* Supplement to Assignment of Leases and Rents dated as of March 1, 1988 between the Trust and Citizens filed as
        Exhibit 10.20 to Form 10-K filed on March 30, 1988.

10.21* Real Property Purchase Agreement dated as of March 1, 1988 between the Trust and Medical Resources Development Corporation, a Florida corporation, filed as Exhibit
        10.24 to Post Effective Amendment No. 1 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed April 13, 1988.

10.22* Indemnification Agreement dated March 9, 1988 between the Trust and HCC- Bayshore, filed as Exhibit 10.25 to Post Effective Amendment No. 1 to the Trust's
        Registration Statement on Form S-11 (Registration No.
        33-11863) filed April 13, 1988.

10.23* Real Property Purchase Agreement dated as December 27, 1989 by and among (I) HCC-Country View Care Center, Inc. ("HCC-Country View"), a Kentucky corporation; (ii) HCC-New Life Care Center, Inc. ("HCC-New Life"), a Kentucky corporation (collectively HCC-Country View and HCC New Life are referred to as the "Sellers"); (iii) the Trust; and (iv) HACG, and exhibits thereto.

10.24* Master Facility Lease dated as of December 27, 1989 between the Trust and HCC-Country View.

10.25* Master Facility Lease dated as of December 27, 1989 between the Trust and HCC-New Life.

10.26* Master Facility Lease dated as of December 27, 1989 between the Trust and Citizens.

10.27*  Amended and Restated Promissory Note dated as of
        December 27, 1989 from the Trust to Citizens.

10.28*  Assumption Agreement and Amendment of Deeds of Trust and
        Security Agreement dated as December 27, 1989 by and among (i) the Trust (ii) Citizens; (iii) HCC-Country
        View and (iv) HCC-New Life.

10.29*  Supplement to Assignment of Leases and Rents (Country
        View) dated as of December 27, 1989 from the Trust to Citizens.

10.30* Supplement to Assignment of Leases and Rents (New Life) dated as of December 27, 1989 from the Trust to Citizens.

10.31*  Second CV Note dated as of December 27, 1989 from the
        Trust to HCC-Country View.

10.32*  Second NL Note dated as of December 27, 1989 from the
        Trust to HCC-Country View.

10.33* Second Deed of Trust dated as of December 27, 1989 from the Trust for the benefit of Sellers.

10.34*  Third CV Note dated as of December 27, 1989 from the
        Trust to HCC-Country View.

10.35*  Third NL Note dated as of December 27, 1989 from the
        Trust to HCC-New Life.

10.36* Third Deed of Trust dated as of December 27, 1989 from the Trust for the benefit of HCC-Country View.

10.37* Third Deed of Trust dated as of December 27, 1989 from the Trust for the benefit of HCC-New Life.

10.38*  Country View Security Agreement dated as of December 27,
        1989 from HCC Country View to the Trust.

10.39*  New Life Security Agreement dated as of December 27,
        1989 from HCC New Life to the Trust.

10.40* Collateral Assignment of Notes and Loan Documents dated as of December 27, 1989 from the Sellers to Citizens.

10.41* Collateral Assignment of Second Deed of Trust dated as of December 27, 1989 from the Sellers to Citizens.

10.42* Assignment of Country View Security Agreement dated as of December 27, 1989 from the Trust to Citizens.

10.43*  Assignment of New Life Security Agreement dated as of
        December 27, 1989 from the Trust to Citizens.

10.44*  Personal Property Purchase Agreement dated as of April
        17, 1989 between EMNH, Inc., HCC-Marshall Manor Nursing
        Horne, Inc. and HCC, filed as Exhibit 10.45 to Form 10-K filed April 1, 1991.

10.45*  Personal Property Purchase Agreement dated as of April
        17, 1989 between EMNH, Inc., HCC-Eaton Manor Nursing
        Home, Inc. and HCC, filed as Exhibit 10.45 to Form 10-K filed April 1, 1991.

10.46*  Amendment to HCC-Eaton Purchase dated as of October 6,
        1989 between EMNH, Inc., HCC-Eaton Manor Nursing Horne,
        Inc. and HCC, filed as Exhibit 10.46 to Form 10-K filed
        April 1, 1991.

10.47*  Amendment to HCC-Marshall Purchase dated as of October
        6, 1989 between EMNH, Inc., HCC-Eaton Manor Nursing
        Home, Inc. and HCC, filed as Exhibit 10.47 to Form 10-K filed April 1, 1991.

10.48*  Second Amendment to HCC-Eaton Purchase dated as of
        December 28, 1989 between EMNH, Inc., HCC-Eaton Manor
        Nursing Home, Inc. and HCC, filed as Exhibit 10.48 to
        Form 10-K filed April 1, 1991.

10.49*  Amendment to HCC-Marshall Purchase Agreement dated as of
        December 28, 1989 between EMNH, Inc., HCC-Manor Nursing
        Home, Inc. and HCC, filed as Exhibit 10.49 to Form 10-K filed April 1, 1991.

10.50* Master Facility Lease dated as of April 1, 1990 between the Trust and HCC-Marshall Manor Nursing Home, Inc., filed as Exhibit 10.50 to Form 10-K filed April 1, 1991.

10.51*  Master Facility Lease Agreement dated as of April 1,
        1990 between the Trust and HCC-Eaton Manor Nursing Home,
        Inc., filed as Exhibit 10.51 to Form 10-K filed April 1,
        1991.

10.52*  Real Property Purchase Agreement dated as of April 17,
        1989 between Eaton Investment Company and the Trust, filed as Exhibit 10.52 to Form 10-K filed April 1, 1991.

10.53*  Real Property Purchase Agreement dated as of April 17,
        1989 between Calhoun Investment Company and the Trust, filed as Exhibit 10.53 to Form 10-K filed April 1, 1991.

10.54* Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Eaton Investment Company and the Trust, filed as Exhibit 10.54 to Form 10-K filed
        April 1, 1991.

10.55* Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Calhoun Investment Company and the Trust, filed as Exhibit 10.55 to Form 10-K filed
        April 1, 1991.

10.56* Second Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Eaton Investment
        Company and the Trust, filed as Exhibit 10.56 to Form
        10-K filed April 1, 1991.

10.57* Second Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Calhoun Investment
        Company and the Trust, filed as Exhibit 10.57 to Form
        10-K filed April 1, 1991.

10-58*  Promissory Note dated as of April 1, 1990 between the
        Trust and D & N for Eaton Manor, filed as Exhibit 10.58 to Form 10-K filed April 1, 1991.

10.59*  Promissory Note dated as of April 1, 1990 between the
        Trust and D & N for Marshall Manor, filed as Exhibit
        10.59 to Form 10-K filed April 1, 1991.

10.60*   Mortgage, Security Agreement, Assignment of Rents,
        Leases, Guaranty and Security Agreement and Financing Statement dated as of April 1, 1990 between the Trust and D & N for Eaton Manor, filed as Exhibit 10.60 to Form 10-K filed April 1, 1991.

10.61* Mortgage, Security Agreement, Assignment of Rents, Leases, Guaranty and Security Agreement and Financing Statement dated as of April 1, 1990 between the Trust and D & N for Marshall Manor, filed as Exhibit 10.61 to Form 10-K filed April 1, 1991.

10.62*  Lease Guaranty and Subordination dated as of April 1,
        1990 from HCC and Guarantors in favor of the Trust for Eaton Manor, filed as Exhibit 10.62 to Form 10-K filed
        April 1, 1991.

10.63*  Lease Guaranty and Subordination dated as of April 1,
        1990 from HCC and Guarantors in favor of the Trust for Marshall Manor, filed as Exhibit 10.63 to Form 10-K filed April 1, 1991.

10.64*  Security Agreement dated as of April 1, 1990 between
        HCC-Eaton Manor and the Trust, filed as Exhibit 10.64 to Form 10-K filed April 1, 1991.

10.65*  Security Agreement dated as of April 1, 1990 between
        HCC-Marshall Manor and the Trust, filed as Exhibit 10.65 to Form 10-K filed April 1, 1991.

10.66*  First Omnibus Amendment Agreement dated as of September
        1, 1991 between the Trust and Citizens filed as Exhibit
        10.66 to Form 10-K filed May 29, 1992.

10.67* Promissory Note (Renewal) dated as of September 1, 1991 from the Trust to Citizens filed as Exhibit 10.67 to Form 10-K filed May 29, 1992.

10.68* Mortgage dated as of September 1, 1991 from the Trust to Citizens filed as Exhibit 10.68 to Form 10-K filed May
        29, 1992.

10.69*  Assignment of Leases and Rents dated as of September 1,
        1991 from the Trust to Citizens filed as Exhibit 10.69 to Form 10-K filed May 29, 1992.

10.70* Extension Agreement dated as of September 1, 1991 between the Trust and Citizens filed as Exhibit 10.70 to Form 10-K filed May 29, 1992.

10.71* Lease effective as of September 1, 1992 between the Trust and Eaton Manor Healthcare Services, Inc., filed as Exhibit 10.71 to Form 10-KSB filed on April 15, 1992.

10.72* Lease effective as of September 1, 1992 between the Trust and Marshall Manor Healthcare Services, Inc., filed as Exhibit 10.72 to Form 10-KSB filed on April 15,
        1993.

10.73* Lease dated as of September 25, 1992 between the Trust and Res-Care, Inc. ("Res-Care")(Country View), filed as
        Exhibit 10.73 to Form 10-KSB filed on April 15, 1993.

10.74* Lease dated as of September 25, 1992 between the Trust and Res-Care (New Life), filed as Exhibit 10.74 to Form
        10-KSB filed on April 15, 1993.

10.75* Second Omnibus Amendment Agreement (Bayshore) effective as of December 4, 1992 between the Trust and Citizens filed as Exhibit 10.75 to Form 10-K filed on April 15,
        1993.

10.76* Second Amendment to Mortgage and Assignment of Leases and Rents (re: Bayshore First Mortgage) effective as of December 4, 1992 from the Trust to Citizens filed as
        Exhibit 10.76 to Form 10-K filed on April 15, 1993.

10.77*  Second Amendment to Loan Agreement (Colorado Nursing
        Homes) dated as of December 4, 1992 between the Trust and Citizens filed as Exhibit 10.77 to Form 10-K filed on April 15, 1993.

10.78*  Second Amendment to Loan Agreement (Renewal and
        Increase) dated as of September 20, 1992 from the Trust to Citizens filed as Exhibit 10.78 to Form 10-K filed on April 15, 1993.

10.79* Second Extension Agreement (Weld Country Colorado) effective as of December 4, 1992 between the Trust and Citizens filed as Exhibit 10.79 to Form 10-K filed on April 15, 1993.

10.80* First Amendment to Mortgage and Assignment of Leases and Rents (re: Bayshore Second Mortgage) effective as of December 4, 1992 from the Trust to Citizens filed as
        Exhibit 10.76 to Form 10-K filed on April 15, 1993.

10.81*  Bill of Sale effective as of December 4, 1992 from HCC-
        Country View to the Trust filed as Exhibit 10.81 to Form
        10-K filed on April 15, 1993.

10.82*  Bill of Sale effective as of December 4, 1992 from HCC-
        New Life to the Trust filed as Exhibit 10.82 to Form
        10-K filed on April 15, 1993.

10.83* Bill of Sale effective as of December 4, 1992 from the Trust to Res-Care, filed as Exhibit 10.83 to Form 10-K filed on April 15, 1993.

10.84*  Promissory Note dated as of December 4, 1992 from Res-
        Care to the Trust, filed as Exhibit 10.84 to Form 10-K filed on April 15, 1993.

10.85*  Security Agreement dated as of December 4, 1992 from
        Res-Care to the Trust filed as Exhibit 10.85 to Form
        10-K filed on April 15, 1993.

10.86*  Promissory Note dated as of December 4, 1992 from the
        Trust to Citizens filed as Exhibit 10.86 to Form 10-K filed on April 15, 1993.

10.87* Lease, as amended, dated as of April 1, 1993 between the Trust and Bayshore Healthcare Services, Inc., filed as
        Exhibit 10.87 to Form 10-K filed on April 18, 1994.

10.88* Second Supplement to Assignment of Leases and Rents dated as of May 18, 1993 from the Trust to PNC Bank, Kentucky, Inc. (f/k/a Citizens) ("PNC"), filed as
        Exhibit 10.88 to Form 10-K filed April 18, 1994.

10.89*  Subordination of Security Interest dated as of May 18,
        1993 from the Trust to PNC, filed as Exhibit 10.89 to Form 10-K filed April 18, 1994.

10.90*  Agreement Concerning Interest Arrearage dated as of May
        20, 1993 between the Trust and PNC, filed as Exhibit
        10.90 to Form 10-K filed April 18, 1994.

10.91* Purchase and Sale Agreement dated as of March 4, 1994 between the Trust and Marshall Healthcare Investors,
        L.P., a Georgia Limited partnership, filed as Exhibit
        10.91 to Form 10-K filed April 18, 1994.

10.92*  Amendment to Promissory Note dated as of October 31,
        1994 between the Trust and PNC.

10.93*  Third Extension of Leases and Rents (re: Bayshore First
        Mortgage), dated as of October 31, 1994 between the Trust and PNC.

10.94*  Advisor Agreement dated November 1, 1996, between the
        Trust and Lenox Capital Services, LLC ("Lenox").

10.95 Advisor Agreement, dated as of March 1, 1998, between the Trust and Harbor American Capital Group.

10.96 Forbearance Agreement, effective as of April 30, 1998, between the Trust and PNC Bank, National Association.

10.97 Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and William E. Harper ("Harper") - $162,500;
        as amended on July 11, 1998.

10.98 Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and Harper - $100,000; as amended on July 11,
        1998.

10.99 Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $100,000.

10.100 Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $82,500.

10.101 Deed of Trust, dated July 24, 1998, from Harper for the benefit of the Trust.

10.102  Collateral Assignment of Promissory Notes and Deeds of
        Trust, dated as of July 24, 1998, from the Trust to PNC.

10.103 Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party] dated August 6, 1998, between the Trust and Continuum Health Partnership, Inc.

23.1    Consent of Arthur Andersen LLP dated as of August 11,
        1998.

23.2 Consent of Lavoie, Clark, Charvoz & May, P.C. dated as of August 11, 1998.

27      Financial Data Schedule

*Incorporated by reference

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Healthcare Investors of America, Inc.:

We have audited the accompanying balance sheet of HEALTHCARE INVESTORS OF AMERICA, INC. (a Maryland Corporation) as of December 31, 1996, and the related statements of income (loss) (with reconciliation of distributions in excess of net earnings), and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                             ARTHUR ANDERSEN LLP

Nashville, Tennessee
April 28, 1997

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona


We have audited the accompanying balance sheet of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 1997 and the related statements of operations (with reconciliation of distributions in excess of net earnings), and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. Other auditors audited the financial statements for the year ended December 31, 1996 for which their opinion, dated April 28, 1997, contained explanation and comment substantially similar to that contained below.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the accumulation of losses and carrying costs of an unleased facility raise a substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tucson, Arizona
July 10, 1998, except for Note 7,
for which the date is August 6, 1998

              HEALTHCARE INVESTORS OF AMERICA, INC.

                         BALANCE SHEETS

                                                  As of December 31,
                                                  ------------------
ASSETS:                                           1997             1996
------                                            ----             ----

Real Estate Properties:
 Land                                          $  466,301      $  466,301
 Building and improvements, net
  of accumulated depreciation
  and valuation reserves of
  $4,409,128 and $3,997,102 at
  December 31, 1997 and December 31,
  1996, respectively                            3,947,972       4,359,998

Prepaid expenses                                    3,915           9,169
Rent and other receivables                         29,267          60,309
Cash and cash equivalents                          89,965         166,959
                                               ----------      ----------

     TOTAL ASSETS                              $4,537,420      $5,062,736
                                               ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------

Mortgage notes payable                         $4,823,258      $4,971,910
Accounts payable and accrued expenses             180,662         168,624
Disputed claims                                    92,623             -
Deferred income                                     3,189          12,773
                                               ----------      ----------

     TOTAL LIABILITIES                          5,099,732       5,153,307
                                               ----------      ----------


Stockholders' Equity (Deficiency):

Common stock, $.01 par value;
 10,000,000 shares authorized,
 397,600 shares issued and outstanding              3,976           3,976
Paid in capital                                 3,652,823       3,652,823
Distributions in excess of
 net earnings                                  (4,219,111)     (3,747,370)
                                               ----------      ----------

     TOTAL STOCKHOLDERS' EQUITY                  (562,312)        (90,571)
                                               ----------      ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $4,537,420      $5,062,736
                                               ==========      ==========


The accompanying notes are an integral part of these financial statements..

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
                         IN EXCESS OF NET EARNINGS

                                                Years Ended December 31,
                                                ------------------------
REVENUES:                                         1997            1996
--------                                          ----            ----

Rental income                                    $716,744        $709,086
Interest and other income                          10,497          50,134
                                               ----------      ----------

                                                  727,241         759,220
                                               ----------      ----------


EXPENSES:
--------

Depreciation and amortization                     132,026         155,554
Reduction in net carrying value
  of properties                                   280,000
Interest expense                                  473,498         508,740
Advisor, directors fees and expenses               63,000          63,872
Other operating expenses                          250,458         135,844
                                               ----------      ----------

                                                1,118,982         864,010
                                               ----------      ----------


NET LOSS                                        $(471,741)      $(104,790)
                                               ==========      ==========

NET LOSS PER SHARE                                 $(1.19)         $(0.26)
                                                   ======          ======

WEIGHTED AVERAGE SHARES OUTSTANDING               397,600         397,600
                                                  =======         =======

DISTRIBUTIONS IN EXCESS OF NET EARNINGS

  Beginning of year                           $(3,747,370)    $(3,642,580)

  Net loss                                       (471,741)       (104,790)
                                               ----------      ----------

  End of year                                 $(4,219,111)    $(3,747,370)
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                         STATEMENTS OF CASH FLOWS


                                                Years Ended December 31,
                                                ------------------------
                                                  1997            1996
                                                  ----            ----
CASH FLOWS FROM OPERATIONS:
--------------------------

Net loss                                        $(471,741)      $(104,790)

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                   132,026         155,554
  Reduction in net carrying value
    of properties                                 280,000
  Changes in assets and liabilities:
    Rents and other receivable                     31,042          17,487
    Prepaid expenses                                5,254           7,263
    Accounts payable and accrued expenses          12,038            (257)
    Disputed claims                                92,623
    Deferred income                                (9,584)         (9,584)
                                               ----------      ----------

Net cash provided by operating activities          71,658          65,673

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Payments on long-term borrowings                 (148,652)        (96,775)
                                               ----------      ----------

Net cash used for financing activities           (148,652)        (96,775)
                                               ----------      ----------

CASH AND CASH EQUIVALENTS:
-------------------------

Decrease during year                              (76,994)        (31,102)

  Beginning of year                               166,959         198,061
                                               ----------      ----------

End of year                                       $89,965        $166,959
                                               ==========      ==========

Cash paid during the year for interest         $  429,019      $  509,295
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1:  ORGANIZATION
---------------------

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Lenox Healthcare Capital Services, LLC (the "Predecessor Advisor"), as succeeded by Harbor American Capital Group (the "Advisor") effective March 1, 1998. The Trust engages in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.

The Advisor is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"), Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust ("REIT"). The historical financial statements presented are prepared under the assumption that the Trust qualified as a REIT. If the Trust qualified as a REIT, then it is not subject to federal income taxes on amounts distributed to stockholders provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions. In the event it is determined that the Trust did not qualify as a REIT, the Trust would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

The Advisor and the Trust's independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The Advisor and the Trust's independent accountants are reviewing various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination letter from the Internal Revenue Service and evaluating the applicability of reelecting status as a REIT. If a determination is made that the Trust does not qualify as a REIT for purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust as a REIT.

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties, one in Florida and two in Colorado. As of December 31, 1997, the Florida Property (defined herein) and only one of the Colorado Properties (defined herein) were leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and Colorado
Properties and/or to sell the Colorado Properties, developing alternative uses to retain the economic viability of the Colorado
Properties, and minimizing operating costs.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

(1)  CASH AND CASH EQUIVALENTS - For purposes of the statement of
     -------------------------
     cash flow, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

(2)  BUILDINGS AND IMPROVEMENTS - Depreciation of these assets is
     --------------------------
     computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3)  LOAN COSTS - Loan costs have been deferred and are being
     ----------
     amortized using the straight-line method over the term of the related borrowing.

(4)  REVENUE RECOGNITION - Rental income from operating leases is
     -------------------
     recognized as earned over the life of the lease agreements.

(5)  INCOME TAXES - As of December 31, 1997, the Company had net
     ------------
     operating loss carryforwards for income tax purposes of approximately $1,341,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

     The Advisor and the Trust's independent accountants are currently evaluating the Trust's compliance with the provisions of the Code, Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a REIT. The historical financial statements presented are prepared under the assumption that the Trust qualified as a REIT. If the Trust qualified as a REIT, then it is not subject to federal income taxes on amounts distributed to stockholders provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions.
     In the event it is determined that the Trust did not qualify as a REIT, the Trust would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

     The Advisor and the Trust's independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The Advisor and the Trust's independent accountants are reviewing various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination letter from the Internal Revenue Service and evaluating the applicability of reelecting status as a REIT. If a determination is made that the Trust does not qualify as a REIT for the purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of
     -----------------------------------
     the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7)  USE OF ESTIMATES - Management has made certain estimates and
     ----------------
     assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES
------------------------------------------

At December 31, 1997 and 1996 the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the "Florida Property"). On March 9, 1994, the Trust sold its Marshall Manor property ("Marshall Manor") which was located in Michigan. Included in the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of Marshall Manor. The contract, requiring quarterly payments of $18,750 was paid in full in April 1997.

At December 31, 1997, the net book values of the Properties are as follows:

                                   FLORIDA        COLORADO
                                  PROPERTY       PROPERTIES        TOTAL
                                  --------       ----------        -----

Cost:
Land                             $  393,195      $   73,106     $  466,301
Buildings and Improvements        4,683,317       3,673,783      8,357,100
Accumulated Depreciation         (1,147,808)       (490,320)    (1,638,128)
Writedown to Net
  Realizable Value                               (2,771,000)    (2,771,000)
                                 ----------      ----------     ----------

Net Carrying Value               $3,928,704      $  485,569     $4,414,273
                                 ==========      ==========     ==========

The carrying values of the Colorado Properties were reduced in 1992 and 1993 by $2,491,000 to the amounts expected to be realized upon disposition of such properties. The carrying value of the Colorado Properties was reduced an additional $280,000 in 1997 based on the subsequent sale of both of the Colorado Properties. Trust management has evaluated the carrying values of the Properties and believes that the remaining net carrying value of each of the Properties is realizable.

THE COLORADO PROPERTIES

Country View ("Country View"), one of the Colorado Properties, was vacant as of December 31, 1997. As further disclosed in Note 7, this property was subsequently sold on July 24, 1998. An additional $200,000 impairment of value has accordingly been recognized as of December 31, 1997.

The other Colorado facility ("New Life") was leased to Res-Care, Inc. ("Res-Care") at December 31, 1997. The lease provided for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility. The annual base rent was $150,000 at December 31, 1997. This lease expired on April 30, 1998. As further disclosed in Note 7, New
Life was subsequently sold on August 6, 1998.  An additional
$80,000 impairment of value accordingly has been recognized as of December 31, 1997.

New Life housed mentally retarded, developmentally disabled ("MRDD") patients for the State of Colorado. The State of Colorado has interpreted certain federal guidelines pertaining to the active treatment of MRDD patients and has determined that the patients must be moved into private housing. As a result, the MRDD patients were removed prior to the end of the lease term.

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with a successor lessee, Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. BHS has the option to renew for an additional five, five year terms. The first lease renewal option was exercised on May 1, 1998.

The lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Commencing January 1, 1995, additional rents may be earned, equal to 5% of the incremental net patient revenue increase over the 1994 base year. No additional rent has been earned or paid to date.

In accordance with the provisions of the Forbearance Agreement (defined herein), the monthly payment on the mortgage has been subsequently increased to $51,958, resulting in a monthly payment of $58,958 on the subsequently extended lease by BHS. The unaudited financial statements of BHS reflect substantial working capital and liquidity deficiencies. There is no assurance that the extended terms of the lease represent a market rate or that BHS has the liquidity to pay this amount over the duration of the extended term of the lease.

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                            FLORIDA      COLORADO
YEAR ENDED DECEMBER 31,    PROPERTY     PROPERTIES       TOTAL
-----------------------    --------     ----------       -----

1998                      $ 598,264      $  37,319     $ 635,583
1999                        623,496                      623,496
2000                        623,496                      623,496
2001                        623,496                      623,496
2002                        623,496                      623,496
2003                        207,832                      207,832
                         ----------                   ----------

                         $3,300,080      $  37,319    $3,337,399
                         ==========     ==========    ==========

NOTE 4:  MORTGAGE NOTES PAYABLE
-------------------------------

                                         12/31/97       12/31/96
                                         --------       --------

Bank mortgage note-Florida Property,
payable in monthly installments of
$38,660, including interest at 9.50%,
through July 31, 1998, at which date
the unpaid balance is due in full.      $3,142,088     $3,290,740

Bank mortgage note-Colorado Properties,
interest at 9.50%, payable in monthly
installments of principal and interest,
through July 31, 1998, at which date
the unpaid balance is due in full.      $1,681,170     $1,681,170
                                        ----------     ----------

     Total mortgage notes payable       $4,823,258     $4,971,910
                                        ==========     ==========


The Properties are secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $1,681,170, by a second mortgage on the Florida Property.

The Trust entered into a Forbearance Agreement which is further discussed in Note 7.

NOTE 5:  RELATED PARTY TRANSACTIONS
-----------------------------------

Effective November 1, 1996, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor
Advisor, to provide various services to the Trust in exchange for fees, as follows:

a. Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Predecessor Advisor and $5,000 to the Advisor during 1997 and 1996, respectively.

b. Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust has incurred no such fees in 1996 or 1997.

Prior to November 1, 1996, the Trust was a party to an agreement with the Advisor (who currently serves in an advisory capacity) to provide various services to the Trust in exchange for fees, as follows:

a. Advisory fees at an annual rate of the greater of .3% of average invested assets of the Trust, as defined with additional fees based on earnings. The Trust incurred advisory fees of $23,000 during 1996.

b. Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust has incurred no such fees in 1996 or 1997.

c. Incentive advisory service fees, payable annually in an amount equal to 5% of the cash available for distribution to stockholders for the fiscal year. The Trust did not make any distributions to stockholders during 1996 and 1997, to date. As a result, the Trust incurred no incentive advisory fees for those periods.

d. Mortgage servicing fees, at varying rates dependent upon the types of loans services. The Trust has paid no mortgage servicing fees to date.

Leasing transactions with related parties are described in Note
3.

In 1993, BHS, as successor lessee of the Florida Property, made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease.

NOTE 6:  DISPUTED CLAIMS
------------------------

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of the Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. It is the opinion of current management that these claims are the obligation of former management due to its nonperformance.

NOTE 7:  SUBSEQUENT EVENTS
--------------------------

     At December 31, 1997, two of the three Properties were leased under operating agreements. Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. New Life was leased to Res-Care, an unaffiliated entity, pursuant to a lease which expired in April, 1998. Effective April 30, 1998, New Life became an unoccupied facility upon expiration of the Res-Care lease. On September 30, 1995, Country View was vacated by the lessee and remains unoccupied.

     The State of Colorado interpreted certain Federal Healthcare Finance Agency guidelines pertaining to "active treatment" of MRDD patients, such as those receiving care at the Colorado Properties. The State's interpretation required these patients to be moved into private housing and out of institutional housing such as that offered at the Colorado Properties.

     The terms of the lease with Res-Care provided for lease payments based on the number of patients residing at the Colorado
Properties as well as those placed outside of the facilities under the "Community Advantage" program.

     Therefore management believed that the Colorado Properties might ultimately have to be used for purposes other than the present MRDD use. Trust management worked during 1997 to develop alternative uses for Country View and New Life.
Effective July 24, 1998, the Trust sold Country View to William
E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. An additional valuation reserve of $200,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank.

     After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. The Trust received $15,000 on August 6, 1998 as an earnest money deposit and part payment of the purchase price and the Trust is scheduled to receive the remaining balance of $235,000 in cash at closing on August 24, 1998.
The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

     Pursuant to separate letters of resignation, each dated March 2, 1998, Thomas M. Clarke resigned as President, Chief Executive Officer and Director of the Trust; Linda M. Clarke resigned as Secretary of the Trust; John F. Lunt resigned as Director of the Trust; and David Fancher resigned as Chief Financial Officer of the Trust. The remaining members of the Board of Directors, Messrs. Grady P. Hunter, F. Dale Markham and Charles E. Trefzger voted to accept the resignations on March 19, 1998 at a meeting of the Board of Directors. As a result, two vacancies in the Board of Directors exist.

     At the same meeting of the Board of Directors, Mr. Markham was selected to serve as Chairman, President and Chief Financial
Officer of the Trust with Joan M. Zeller to serve as Secretary of the Trust.

     In connection with the accepted resignations, effective March 1, 1998, the remaining members of the Board of Directors of the Trust voted to terminate the Trust advisory contract with Lenox Healthcare Capital Services, LLC ("Lenox"). The Trust has entered into a two year contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the successor lessee of Bayshore.

     The Trust's continuing plan of operation for the 1998 fiscal year (ending December 31, 1998) is as follows: The Trust intends to own, lease or sell (including by auction) its Properties. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

     Under the Forbearance Agreement, the Bank has agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefore, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. On July 31, 1998, the Forbearance Agreement expired.

     The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However, the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

                                                    EXHIBIT 10.95

                        AGREEMENT BETWEEN
               HARBOR AMERICAN CAPITAL GROUP, L.P.
                               AND
              HEALTHCARE INVESTORS OF AMERICA, INC.


THIS AGREEMENT, dated as of March 1, 1998, is entered into by and between Harbor American Capital Group, L.P. (the "Advisor"), and Healthcare Investors of America, Inc., a Maryland corporation
(the Trust).


                        RECITALS OF FACT:
                        ----------------

The Trust is a corporation incorporated in and presently in good standing in the State of Maryland;

The Trust is authorized to issue 10,000,000 shares of common stock $.01 par value per share (the "Shares");

The Trust is operating under a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933, covering certain of its securities offered to the public, and the Trust may hereafter sell additional securities or otherwise raise additional capital;

The Trust qualifies as a real estate investment trust, as defined in the Internal Revenue Code of 1986, as the same may be amended or modified from time to time (which, together with any regulations and rulings thereunder, is hereafter called the "Code"), and to invest its funds in the investments permitted under the terms of its Articles of Incorporation and Bylaws;

The Trust desires to avail itself of the experience, sources of information, advice, assistance, and certain facilities available to the Advisor and to have the Advisor undertake the duties and responsibilities hereinafter set forth, on behalf of and subject to the supervision of the Directors (the "Directors") of the Trust, all as provided herein; and

The Advisor is willing to undertake to render such services, subject to the supervision of the Directors, on the terms and conditions hereinafter set forth:

NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, IT IS AGREED as follows:

     1.   Duties of Advisor.  The Advisor undertakes to use its
          -----------------
best efforts to present to the Trust (a) a continuing and suitable investment program consistent with the investment policies and objectives of the Trust and (b) investment opportunities of a character consistent with such investment programs as the Directors may adopt from time to time. In performance of this undertaking, subject to the supervision of the Directors, upon Articles of Incorporation and Bylaws of the Trust, the Advisor shall:

          (i)  Furnish or obtain and supervise the
     performance of the ministerial functions in connection with the administration of the day-to-day operations of the Trust;

          (ii) Serve as the Trust's investment and financial advisor and provide research, economic, and statistical data in connection with the Trust's investments and investment and financial policies;

          (iii) On behalf of the Trust, investigate, select, and conduct relations with consultants, investors, builders, developers, borrowers, lenders, mortgagors, brokers, and others;

          (iv) Consult with the Directors and furnish the Directors with advice and recommendations with respect to the making, acquiring (by purchase, investment, exchange or otherwise), leasing, holding and disposition (through sale, exchange or otherwise) of investments consistent with the policies of the Trust and the provisions of the Articles of Incorporation and Bylaws of the Trust;

          (v) Obtain for the Directors such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of the Trust, paying the debts and fulfilling the obligations of the Trust and handling, prosecuting, and settling any claims of the Trust, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

          (vi) Obtain for the Trust such services as may be required for property management, property and mortgage brokerage and servicing, and other activities relating to the investment portfolio of the Trust;

          (vii) Advise in connection with negotiations by the Trust with investment banking firms, securities brokers or dealers and other institutions or investors for public or private sales of Shares or other securities of the Trust, or in obtaining loans for the Trust, but in no event in such a way that the Advisor could be deemed to be acting as a broker dealer or underwriter;

          (viii) From time to time, or at any time requested by the Directors, make reports to the Directors of its performance of the foregoing services;

          (ix) Cause to be made appraisal reports by competent, independent appraisers who are members in good standing of the American Institute of Real Estate
     Appraisers (M.A.I.) or the Society of Real Estate
     Appraisers (S.R.E.A.), on equity investments or contemplated equity investments of the Trust and on Real Property which is the security for Mortgage Loans for the Trust;

          (x) Do all things necessary to assure its ability to render the services contemplated herein; and

          (xi) Provide office space and office furnishings and personnel necessary for the performance of the foregoing services as Advisor, at the expense of the Advisor.

2.   No Partnership or Joint Venture.
     -------------------------------
The Trust and the Advisor are not partners or joint venturers with each other and nothing herein shall be construed so as to make them such partners or joint venturers or impose any liability as such on either of them.

3.   Records.
     -------
At all times, the Advisor shall keep proper books of account and records relating to services performed hereunder, which books of account and records shall be accessible for inspection by the Trust at any time during ordinary business hours.

4.   REIT Qualification.
     ------------------
Anything else in this agreement to the contrary notwithstanding, the Advisor shall refrain from any action (including, without limitation, furnishing or rendering services to tenants of property or managing or operating Real Property) which, in its sole judgment made in good faith or in the judgment of the Directors of which the Advisor has written notice, would (a) adversely affect the status of the Trust as a real estate investment trust as defined and limited in Sections 856 - 860 of the Internal Revenue Code; (b) violate any law, rule, regulation, or statement of policy of any governmental body or agency having jurisdiction over the Trust or over its securities; or (c) otherwise not be permitted by the Articles of Incorporation or Bylaws of the Trust.

5.   Bank Accounts.
     -------------
The Advisor may establish and maintain one or more bank accounts in its own name and may collect and deposit into any such account or accounts, and disburse from any such account or accounts, any money on behalf of the Trust, under such terms and conditions as the Directors may approve, provided that no funds in any such account shall be commingled with funds of the Advisor; and the Advisor shall from time to time render appropriate accounting of such collections and payments to the Directors and to the auditors of the Trust.

6.   Bond.
     ----
The Advisor shall maintain a fidelity bond with a responsible surety company in such amounts as may be required by the Directors from time to time, covering the Advisor, its general partners, all directors, officers, employees, and agents of the Advisor and its general partners handling funds of the Trust and any investment documents or records pertaining to investments of the Trust. Such bond shall inure to the benefit of the Trust in respect to losses of any such property from acts of such Advisor, general partners, directors, officers, employees, and agents through theft, embezzlement, fraud, negligence, error or omission or otherwise, the premium for said bond to be at the expense of the Trust.

7.   Information Furnished Advisor.
     -----------------------------
The Directors shall at all times keep the Advisor fully informed with regard to the investment policy of the Trust, the capitalization policy of the Trust and generally their then-
current intentions as to the future of the Trust.   In
particular, the Directors shall notify the Advisor promptly of their intention to sell or otherwise dispose of any of the Trust's investments or to make any new investment. The Trust shall furnish the Advisor with a certified copy of all financial statements, a signed copy of each report prepared by independent certified public accountants and such other information with regard to the Trust's affairs as the Advisor may from time to time reasonably request.

8.   Consultation and Advice.
     -----------------------
In addition to the services described above, the Advisor shall consult with the Directors and shall, at the request of the Directors or the officers of the Trust, furnish advice and recommendations with respect to other aspects of the business and affairs of the Trust. In general, the Advisor shall inform the Directors of any factors which come to its attention which would influence the policies of the Trust, except to the extent that giving such information would involve a breach of fiduciary duty.

9.   Definitions.
     -----------
As used herein, the following terms shall have the meanings set forth below:

     (a)  "Affiliate" shall mean, as to any person, any other
          -----------
person who owns beneficially, directly, or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such person or of any other person who controls, is controlled by, or is under common control with, such person or is an officer, director, employee, partner, or trustee (excluding unaffiliated trustees or directors not otherwise affiliated with the entity) of such person or of any other person who controls, is controlled by, of is under common control with, such person. The term "person" shall mean and include individuals, corporations, limited partnerships general partnerships, joint stock companies or associations, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts, or other entities and governments and agencies and political subdivisions thereof.

     (c)  "Appraised Value" shall mean the value of a Real
          -----------------
Property according to an appraisal made by an independent qualified appraiser who is a member in good standing of the American Institute of Real Estate Appraisers (M.A.I.) or the Society of Real Estate Appraisers (S.R.E.A).

     (d)  "Fiscal Year" shall mean any period for which an
          -------------
income tax return is submitted to the Internal Revenue Service and which is treated by the Internal Revenue Service as a reporting period.

     (e)  "Mortgage Loans" shall mean notes, debentures,
          ----------------
bonds, and other evidences of indebtedness or obligations, whether negotiable or non-negotiable, and which are secured or collateralized by mortgages, including first, wraparound, and junior mortgages.

     (d)  "Net Income" for any period shall mean total
          ------------
revenues of the Trust for such period computed on the basis of its results of operations for such period, less the expenses applicable to such period other than addition to reserves for depreciation or bad debts or other similar non-cash reserves and, for purposes of calculating Total Operating Expenses in connection with the year-by-year adjustment contained in "Compensation of the Advisor and its Affiliates-Advisory Fee", excluding the gain or loss from the sale of the Trust's assets.

     (e)  "Real Property" shall mean and include land, rights
          ---------------
in land, leasehold interests (including but not limited to interests of a lessor or lessee herein), and any buildings, structures, improvements, fixtures, and equipment located on or used in connection with land, leasehold interests, and rights in land or interests therein.

     (f)  "Taxable Income" shall have the same meaning as set
          ----------------
forth in Section 857 of the Code.

     (g)  Total Operating Expenses"  shall mean all operating,
          -------------------------
general and administrative expenses of the Trust as determined under generally accepted accounting principles except the expenses of raising capital, interest payments, taxes, non-cash expenditures (e.g. depreciation, amortization, bad debt reserve), incentive fees and the costs related directly to asset acquisition, operation, and disposition. The exclusion from Total Operating Expenses for costs related directly to asset acquisition, operation, and disposition is intended to allow exclusion of expenses incurred on the individual property level but not to allow the exclusion of operating, general and administrative expenses incurred on the Trust level (including Advisors' fees other than incentive fees).

     (h)  "Unaffiliated Director" shall mean a Director who is
          -----------------------
not affiliated, directly or indirectly, with the Advisor, business or professional relationship with, or serving as an officer or director of, the Advisor or an affiliated business entity of the Advisor. An Unaffiliated Director shall also mean one who performs no other services for the Trust, except as Director. An indirect relationship shall include circumstances in which a member of the immediate family of a Director has one of the foregoing relationships with the Advisor or the Trust for which the Director serves as Director. An Unaffiliated Director may also serve as an Unaffiliated Director of other independent REITs sponsored by the Advisor.

All calculations made in accordance with this Section 9 shall be based on statements (which may be unaudited, except as provided herein) prepared on an accrual basis consistent with generally accepted accounting principles, regardless of whether the Trust may also prepare statements on a different basis.

10.  Advisory Fee.
     ------------
On or before the fifteenth business day of each calendar month, the Trust shall pay to the Advisor as compensation for the services rendered to the Trust hereunder a fee at the rate of five per cent (5%) of one-twelfth of the annual Net Income of the Trust. See Paragraph 9, Definitions of "Net Income" and "Total
                         -----------
Operating Expenses". Until the Trust has developed a consistent cash flow of Net Income to pay this Advisory Fee, a minimum fee of $2,500 per month shall be paid.

11.  Acquisition Fee.
     ---------------
For locating, leasing or purchasing real property for the Trust, the Advisor or an Affiliate is to receive an Acquisition Fee equal to the lesser of (i) up to 6% of the total purchase price, inclusive of commissions, fees and expenses, if any paid to nonaffiliated parties; or (ii) the compensation customarily charged in arm's-length transactions by other rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided, however, that the amount of such fee to be retained by the Advisor and its Affiliates shall not exceed 3% of the total purchase price. The aggregate of each purchase price of each property (including acquisition fees) may not exceed such property's Appraised Value at acquisition.

12.  Mortgage Placement Fee.
     ----------------------
For originating or purchasing mortgage loans for the Trust, the Advisor or an Affiliate is to receive a Mortgage Placement Fee which, when combined with any fee paid to a non-affiliated mortgage broker, is to be on terms which are reasonable, fair, and competitive with like services from unaffiliated mortgage brokers for similar loans in the area where Mortgage Placement Fee shall be no greater than 6%, measured annually on a commutative basis, of the total amount of loan proceeds advanced by the Trust measured annually on a cumulative basis for all types of mortgage loans; provided, however the amount of such fee to be retained by the Advisor and its Affiliates shall not exceed 3% of the total amount of all loan proceeds advanced by the Trust. On or before the fifteenth business day of each calendar month following the month in which the Advisor originates or purchases a mortgage loan, the Directors shall pay to the Advisor as compensation for services rendered the Mortgage Placement Fee earned.

13.  Mortgage Pool Brokerage Fee.
     ---------------------------
To the extent the Advisor arranges for the sale or pledge of mortgage notes receivable of the Trust to a financial institution for cash and/or credit, the Advisor shall be entitled to a mortgage fee in an amount not to exceed compensation paid to an independent mortgage broker for similar services in the locale.

14.  Mortgage Servicing and Related Fees.
     -----------------------------------
For servicing mortgage loans for the Trust, the Advisor and/or an Affiliate is to receive a Mortgage Servicing Fee equal to 1/4 of 1% per annum on the loan portfolio (other participating mortgage loans secured by health care related facilities) serviced by the Advisor or an Affiliate. For participating mortgage loans secured by health care related facilities, the mortgage servicing fee shall be equal to 5% per annum of the interest received by the Trust on the participating mortgage loans serviced by the Advisor and an Affiliate, provided, however, if the interest received by the Trust on the loan portfolio of such participating mortgage loans is less than 10% per annum of the mortgage servicing fee shall be .5% per annum of such loan portfolio, and if the interest received by the Trust on such loan portfolio is greater than 15% per annum, the mortgage servicing fee shall be limited to .75% per annum of such loan portfolio. The Advisor or an Affiliate shall be paid fees for other activities and services, such as mortgage loan application fees, standby fees, standby loan commitment fees (provided such fees, are split equally with the Trust) mortgage broker fees for securing additional, replacement, or permanent mortgage financing, on terms and rates which are reasonable, fair and competitive with like activities and services from unaffiliated parties.

15.  Property Disposition Fees
     -------------------------
Property disposition fees on sale of equity investment in real properties initially purchased, foreclosed upon, or otherwise acquired by the Trust shall be paid to the Advisor in an amount equal to the lesser of (i) 6% of the contracted for sales price of each property, inclusive of commissions, fees and expenses, if any, paid to nonaffiliated parties; or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographical location for comparable property.

16.  Compensation for Additional Services.
     ------------------------------------
If, and to the extent that, the Trust shall request the Advisor or any Affiliates or any director, officer, partner, or employee of the Advisor or any Affiliates to render services for the Trust other than those required to be rendered by the Advisor hereunder, such additional services, if performed, will be compensated separately on terms to be agreed upon between such party and the Trust from time to time, provided that all of such additional items of compensation shall be limited in amount and type to those items of compensation expressly provided for in the Trust's Registration Statement.

17.  Statements.
     ----------
The Advisor shall furnish to the Trust not later than the tenth day of each calendar month, beginning with the second calendar month of the term of this Agreement, a statement showing the computation of the fee, if any, payable in respect of the next preceding calendar month under Sections 10, 11, 12, 13, 14, 15, and 16 hereof. The final settlement of compensation for each fiscal year shall be subject to adjustment in accordance with, and upon completion of, the annual audit of the Trust's financial statements; any payment by the Trust or repayment by the Advisor which shall be indicated to be necessary in accordance therewith shall be made promptly after the completion of such audit and shall be reflected in the audit statements to be published by the Trust.

18.  Expenses of the Trust.
     ---------------------

     (a) Except as expressly otherwise provided in this Agreement, the Trust shall pay all its expenses not assumed by the Advisor and, without limiting the generality of the foregoing, it is specifically agreed that the following expenses of the Trust shall be paid by the Trust and shall not be paid by the Advisor:

          (i)  The cost of money borrowed by the Trust;

          (ii) Taxes on income and taxes and assessments on real property and all other taxes applicable to the Trust;

          (iii) Legal, auditing, accounting, underwriting, brokerage, and other fees, and printing, engraving, and other expenses and taxes incurred in connection with the issuance, distribution, transfer, registration, and stock exchange listing of the Trust's securities;

          (iv) Fees and expenses paid to independent contractors, mortgage services, consultants, managers, and other agents employed by or on behalf of the Trust;

          (v) Expenses directly connected with the purchase, origination, ownership, and disposition of real properties, real estate equity interests, mortgage loans, or other property (including the costs of foreclosure, insurance, legal, protective, brokerage, maintenance, repair, and property improvement services) other than expenses with respect thereto of employees of the Advisor or its Affiliates except legal, internal auditing, foreclosure and transfer agent services performed by employees of the Advisor or its Affiliates;

          (vi) Expenses of maintaining and managing real estate equity interests and of originating, processing, and servicing mortgage and other loans;

          (vii) Expenses connected with payment of dividends, interest, or distributions in cash or any other form made or caused to be made by the Directors to Stockholders of the Trust;

          (viii) All expenses connected with communications to Stockholders of the Trust and the other bookkeeping and clerical work necessary in maintaining relations with Stockholders, including the costs of printing and mailing share certificates, and proxy solicitation materials and reports, to Stockholders;

          (ix) Transfer agent's, registrar's, and indenture trustee's fees and charges; and

          (x) The cost of any accounting, statistical, bookkeeping, or computer equipment necessary for the maintenance of the books and records of the Trust;

          (xi) Reserves for depletion, depreciation and amortization and losses and provisions for losses;

          (xii) Insurance as required by the Directors (including
     Directors' liability insurance);

          (xiii) Expenses of organizing, revising, amending, converting, modifying or terminating the Trust; and

          (xiv) Other fees, including legal and auditing fees and expenses.

If the Advisor or any Affiliates perform any of the forgoing services, the Trust shall pay the Advisor or such Affiliate, as applicable, for the performance of such services.

     (b) The Trust shall also pay the fees and expenses of the Unaffiliated Directors.

19.  Expenses of the Advisor.
     -----------------------
Without regard to the amount of compensation received hereunder by the Advisor, the Advisor shall bear the following expenses:

     (a) employment expenses including, but not limited to, fees, salaries, wages, payroll taxes, travel expenses, and the cost of employee benefit plans and temporary help of the Advisor's personnel (including Directors, officers, and employees of the Trust who are directors, officers, or employees of the Advisor or its Affiliates).

     (b) rent, telephone, utilities, and office furnishings and other office expenses of the Advisor (except those relating to a separate office, if any, maintained by the Trust);

     (c) such other items generally falling under the category of the Advisor's overhead directly related to performance of its functions hereunder for the benefit of the Trust; and

     (d) travel and other expenses of directors, officers, or employees of the Advisor and its Affiliates and of Directors, officers, or employees of the Trust who are employees of the Advisor or its Affiliates, and miscellaneous administrative expenses relating to performance of the Advisor's functions hereunder.

20.  Other Activities of Advisor.
     ---------------------------
Nothing herein contained shall prevent the Advisor, its members or any of their officers, directors, or employees or any of their Affiliates from engaging in other business activities related to real estate or mortgage investments or from acting as advisor to any other person or entity even those having investment policies similar to the Trust (including another real estate investment trust), and the Advisor, its members and their officers, directors or employees and any of their Affiliates shall be free from any obligation to present to the Trust any particular investment opportunity which comes to the Advisor or such persons, regardless of whether such opportunity is within the Trust's investment policies.

21.  Term; Termination of Agreement.
     ------------------------------
This Agreement shall continue in force for a period of one year from the date hereof, and thereafter it may be renewed from year to year subject to the approval of a majority of the Unaffiliated Directors of the Trust. Notice of renewal shall be given in writing by the Directors to the Advisor not less than 60 days before the expiration of this Agreement or of any extension thereof.

Notwithstanding any other provision to the contrary, this Agreement may be terminated for any reason at any time without penalty by (i) the Advisor on 120 days' written notice, or (ii) a majority of the Directors (including a majority of the Directors who are not Affiliates of the Advisor or any of its Affiliates) on 60 days' written notice to the Advisor or (iii) holders of a majority of the outstanding Shares of the Trust, on 60 days' written notice to the Advisor.

22.  Amendments.
     ----------
This Agreement shall not be changed, modified, terminated, or discharged in whole or in part except by an instrument in writing signed by both parties hereto, or their respective successors or assigns, or otherwise as provided herein.

23.  Assignment.
     ----------
The Trust may terminate this Agreement in the event of its assignment by the Advisor except an assignment to a corporation or other person which controls, is controlled by, or is under common control with the Advisor, or to a corporation, association, trust, or other successor organization which may take over the property and carry on the affairs of the Advisor. Such an assignment or any other assignment of this Agreement by the Advisor shall bind the assignee hereunder in the same manner as the Advisor is bound hereunder. This Agreement shall not be assigned by the Trust without the consent of the Advisor, except in the case of assignment by the Trust to a corporation, association, trust, or other organization which is a successor to the Trust. Such successor shall be bound hereunder and by the terms of said assignment in the same manner as the Trust is bound hereunder. Notwithstanding any provisions contained herein, the Advisor may subcontract some or all of its services hereunder with affiliated and nonaffiliated persons and entities without the prior consent of the Trust.

24.  Default, Bankruptcy, Etc.
     -------------------------
At the sole option of the Directors, this Agreement shall be and become terminated immediately upon written notice of termination from the Directors to the Advisor if any of the following events shall occur:

     (a) If the Advisor shall violate any provision of this Agreement and after notice of such violation shall not cure such default within 30 days; or

     (b) If the Advisor or its Managing Member shall be adjudged bankrupt or insolvent by a court of competent jurisdiction, or an order shall be made by a court of competent jurisdiction for the appointment of a receiver, liquidator, or trustee of the Advisor or its Managing Member or of all or substantially all of its property by reason of the foregoing, or approving any petition filed against the Advisor or its Managing Member for its reorganization, and such adjudication or order shall remain in force or unstayed for a period of 45 days; or

     (c) If the Advisor or its Managing Member shall institute proceedings for voluntary bankruptcy or shall file a petition seeking reorganization under the federal bankruptcy laws, or for relief under any law for the relief of debtors, or shall consent to the appointment of a receiver of itself or of all or substantially all of its property, or shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts generally, as they become due.

The Advisor agrees that if any of the events specified in subsections (b) and (c) of this Section 24 shall occur, it will give written notice thereof to the Directors within 7 days after the occurrence of such event.

25.  Action Upon Termination.
     -----------------------
From and after the effective date of termination of this Agreement, pursuant to Sections 22, 24, or 25 hereof, the Advisor shall not be entitled to compensation occurring to the date of termination. The Advisor shall forthwith upon such termination:

     (a) Pay over to the Trust all monies collected and held for the account of the Trust pursuant to this Agreement, after deducting any accrued compensation and reimbursement for its expenses to which it is then entitled;

     (b) Deliver to the Directors a full accounting, including a statement showing all payments collected by it and a statement of all monies held by it, covering the period following the date of the last accounting furnished to the Directors; and

     (c) Deliver to the Directors all property and documents of the Trust then in the custody of the Advisor.

26.  Subcontract.
     -----------
Notwithstanding any provisions to the contrary contained herein, the Advisor may subcontract some or all of its duties hereunder with the prior written consent of the Trust.

27.  Miscellaneous.
     -------------
The Advisor assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and shall not be responsible for any action of the Directors in following or declining to follow any advice or recommendations of the Advisor. Neither the Advisor, its members, their directors, officers, nor employees shall be liable to the Trust, the Directors, the holders of securities of the Trust, or to any successor or assign of the Trust except by reason of acts constituting bad faith, willfull misfeasance, gross negligence, or reckless disregard of their duties. This Agreement may be simultaneously executed in several counterparts, each of which when so executed shall be deemed to be an original, and such original counterparts together shall constitute one and the same instrument, which shall be sufficiently evidenced by any such original counterpart.

28.  Notices.
     -------
Any notice, report, or other communication required or permitted to be given hereunder shall be in writing unless some other method of giving such notice, report, or other communication is accepted by the party to whom it is given, and shall be given by being delivered at the following addresses of the parties hereto:

     The Directors and/or The Trust:
          Healthcare Investors of America, Inc.
          2990 N. Swan Rd., Suite 228
          Tucson, AZ  85712

     The Advisor:
          Harbor American Capital Group, L.P.
          2990 N. Swan Rd., Suite 228
          Tucson, AZ  85712

Either party may at any time give notice in writing to the other party of a change of its address for the purpose of this Section
28.

29.  Headings.
     --------
The section headings hereof have been inserted for convenience of reference only and shall not be construed to affect the meaning, construction or effect of this Agreement.

30.  Governing Law.
     -------------
The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of Maryland as at the time in effect.

IN WITNESS WHEREOF, Healthcare Investors of America, Inc., by an officer, and Harbor American Capital Group, L.P., by its General Partner, in each case thereunto duly authorized, have signed these presents all as of the day and year first above written.

                    HEALTHCARE INVESTORS OF AMERICA, INC.



                    By: /s/ Thomas M. Clarke
                       ------------------------------------
                         President


                    HARBOR AMERICAN CAPITAL GROUP, L.P.

                    By:  Heritage Advisory Corporation,
                         General Partner


                         By:  /s/ James R. Sellers
                             ------------------------------
                              James R. Sellers, President

                                                    EXHIBIT 10.96

                      FORBEARANCE AGREEMENT
                      ---------------------


          THIS FORBEARANCE AGREEMENT ("Agreement") is made and entered into effective as of April 30, 1998, by and between [i] HEALTHCARE INVESTORS OF AMERICA, INC., a Maryland corporation ("HCIA"), and [ii] PNC BANK, NATIONAL ASSOCIATION, a national banking association that is successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corporation ("PNCKY").


                            RECITALS
                            --------

          A. HCIA is indebted to Lender for the principal of and accrued and unpaid interest on each of the two promissory notes as follows: [i] Promissory Note (Renewal and Increase) dated as of May 4, 1990, made by HCIA (formerly known as Harbor American Health Care Trust, Inc.) to the order of Lender (as successor by merger to PNCKY, formerly known as Citizens Fidelity Bank and Trust Company) in face principal amount of $3,900,000 (including any and all amendments thereto, the "1990 Note"), and [ii] Promissory Note (Renewal and Increase) dated as of September 20, 1992, made by HCIA (formerly known as Harbor American Health Care Trust, Inc.) to the order of Lender (as successor by merger to PNCKY, formerly known as Citizens Fidelity Bank and Trust Company) in face principal amount of $2,002,542.48 (including any and all amendments thereto, the "1992 Note").

          B. The indebtedness evidenced by the 1990 Note (the "1990 Loan") is secured by, among other things, a first mortgage ("First Mortgage") granted by HCIA to Lender encumbering the Bayshore Nursing Home in Dade County, Florida owned by HCIA, and the indebtedness evidenced by the 1992 Note (the "1992 Loan") is secured by, among other things, a second mortgage ("Second Mortgage") granted by HCIA in favor of Lender encumbering the Bayshore Nursing Home, together with first mortgages ("Colorado Mortgages") encumbering properties ("Colorado Properties") owned by HCIA located in Longmont, Colorado (the "Longmont Property") and Greeley, Colorado (the "Greeley Property") formerly operated as homes for mentally retarded and developmentally disabled persons.

          C.   Both the 1990 Loan and the 1992 Loan
(collectively, the "Loans") matured on June 20, 1997, and Lender demanded immediate payment in full of the Loans in a letter from Lender to HCIA dated as of August 15, 1997 (the "August 15
Letter").

          D. HCIA has requested that Lender enter into this Agreement in order to provide HCIA time to complete the sale of the Colorado Properties, with the proceeds of such sales to be applied to reduce the 1992 Loan and then, if applicable, the 1990 Loan, and that in such connection Lender agree to forbear from exercising its remedies during the period (the "Forbearance Period") from the date of this Agreement until July 31, 1998 (the "Termination Date"), and Lender has agreed to do so conditioned upon the agreement of HCIA to increase the amount of the 1992 Loan secured by the Second Mortgage from $1,000,000 to $1,681,170.45, and otherwise subject to and in accordance with the provisions of this Agreement.

          NOW, THEREFORE, in consideration of the above recitals, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, it is hereby agreed as follows:

     1.   Incorporation of Recitals.  The Recitals to this
Agreement
          -------------------------
are hereby incorporated by reference as fully set forth at this point and HCIA and Lender acknowledge those Recitals to be true and correct.

     2.   Certain Acknowledgments and Agreements by HCIA for
          --------------------------------------------------
Lender's Benefit.  HCIA acknowledges and agrees as follows:
----------------

          A. Each of the Loans matured on June 20, 1997, and are due and payable in full.

          B. The amounts of principal of, interest on and late charges due in connection with the Loans (the principal of, interest on and late charges due in connection with the Loans at any particular time are referred to collectively hereinafter as the "Indebtedness") as of April 17, 1998 are as follows:


                         Principal         Interest
                         ---------         --------

     1990 Loan           $3,086,561.64    $25,262.21

     1992 Loan           $1,681,170.45    $12,421.98


          C. During the Forbearance Period, interest shall continue to accrue at the respective rates provided in the Notes (including after giving effect to any provisions contained in either of the Notes for an increase in the rate of interest applicable to the respective Loans following a default thereunder, except for failure to pay the Loans on the June 20, 1997 maturity date of each) and be payable and, as applicable, principal shall be payable, on the same corresponding dates of each month as such interest and principal were payable prior to the maturity date of each of the Notes, and late charges shall continue to be payable with respect to each of the Loans if and as applicable in accordance with the provisions of each of the Notes.

          D. HCIA has no defense, offset or counterclaim to the payment of the Loans and to the other obligations of HCIA under the 1990 Note, the 1992 Note, the First Mortgage, the Second Mortgage, the Colorado Mortgages, or any other documents entered into by HCIA to secure or otherwise with respect to the Loans (collectively, the "Loan Documents"), and to the extent that any such defenses, offsets or claims exist as of the date of this Agreement, they are waived and released in consideration of Lender's entering into this Agreement.

          E. Each of this Agreement and the other documents delivered in connection herewith (collectively, the "Forbearance
Documents") and the Loan Documents entered into by HCIA is valid and enforceable against HCIA in accordance with the terms thereof.

          F. HCIA agrees to enter into such modifications of the Second Mortgage and such other documentation as Lender requests in order to increase the amount secured by the lien of the Second Mortgage from $1,000,000 to $1,681,170.45 and, without limitation of the foregoing, HCIA agrees to pay directly, or at the option of Lender, to reimburse Lender for the payment of, promptly upon request of Lender and, at the option of Lender, as a condition to the closing of the transactions contemplated by this Agreement (the "Closing"), all documentary stamps and similar taxes payable with respect to that increase.

     3.   Agreement of HCIA to sell Longmont Property and Greeley
          -------------------------------------------------------
Property.  HCIA agrees that, from and after the date of this
--------
Agreement until the Colorado Properties are sold by HCIA, HCIA shall diligently market the Longmont Property and Greeley Property (collectively, the "Colorado Properties") and shall auction the Colorado Properties without reserve on or before June 30, 1998, if the same have not been sold, or a binding of contract of sale for each on terms acceptable to Lender and HCIA entered into, on or before May 31, 1998 for prices that are reasonably acceptable to HCIA and Lender. All proceeds from the sales shall be applied to reduce, first, the 1992 Loan and then, if any proceeds are remaining, the 1990 Loan. Promptly following the conveyance of each of the Colorado Properties, respectively, and receipt by Lender of the sales proceeds for application to the Loans as aforesaid, Lender shall release and terminate of record the lien of the applicable Colorado Mortgage, even if the proceeds from the sale are not sufficient to repay in full the 1992 Loan.

     4.   Forbearance by Lender.  Conditioned upon no material
          ---------------------
breach (other than the failure to repay each of the Loans on their respective maturity dates of June 20, 1997) occurring under any of the provisions of any of the Loan Documents or this Agreement or the other Forbearance Documents, Lender agrees not to initiate a collection action against HCIA, or to file a foreclosure action with respect to either the Bayshore Nursing Home or any of the Colorado Properties or any of the other properties and assets of HCIA constituting security for any of the Loans (collectively, the "Collateral"), or to exercise the other remedies available to Lender under the Loan Documents, at law and in equity, to collect the Indebtedness during the Forbearance Period.

     5.   Conditions to Effectiveness.  This Agreement shall not
be
          ---------------------------
effective against Lender unless and until a counterpart of this Agreement executed and delivered by HCIA has been received by Lender and each of the following conditions are satisfied:

          A. Lender shall have determined that taxes assessed against the Bayshore Nursing Home and the Colorado Properties for which payment is due and payable at the time of execution and delivery of this Agreement have been paid in full.

          B. Without limitation of Section 2.F and 5.A above, Lender shall have received such assurances as Lender in good faith requires, which may include an endorsement to the existing loan policy of title insurance that insures the lien of the First Mortgage, that no mechanics liens or other matters are of record affecting the Bayshore Nursing Home, the Colorado Properties or any of the other Collateral that are not permitted by the Loan Documents.

          C. HCIA shall have executed and delivered to Lender the documentation required by Lender in order to increase the amount secured by the lien of the Second Mortgage from $1,000,000 to $1,681,170.45 and HCIA shall have paid or Lender shall have received reimbursement for the documentary stamps and similar taxes payable with respect to that increase as provided in
Section 2.F  above.

          D. HCIA shall have paid to Lender all fees and expenses, including but not limited to fees and expenses of legal counsel to Lender and costs of title searches and title premiums, incurred by Lender in connection with the negotiation, preparation, execution, delivery and performance of this Agreement, the Second Amendment, and the other Forbearance
Documents.

          E. Lender shall have received a copy, certified by the corporate Secretary of HCIA as accurate and complete and in effect as of the Closing, of resolutions of the Board of Directors of HCIA authorizing the execution, delivery and performance of the Forbearance Documents and, if requested by Lender, an opinion of counsel for HCIA acceptable to Lender and addressed to Lender confirming the due authorization, execution and delivery by HCIA of the Forbearance Documents to which it is a party and such other matters as Lender reasonably requests.

     6.   Defaults and Remedies.  The occurrence of any one or
more
          ---------------------
of the following shall constitute a default under this Agreement:

          A. If any representation or warranty or other statement of fact by HCIA contained in this Agreement or in any writing, certificate, report or statement at any time furnished to Lender by HCIA or any of its representatives pursuant to or in connection with this Agreement or any other Forbearance Document or Loan Document or in connection with the Indebtedness or Loans shall be false or misleading in any material respect or shall omit a material fact necessary to make such representation, warranty or statement not misleading; or

          B. Any breach or violation by HCIA of any term, covenant or condition contained in this Agreement or any other
Forbearance Document; or

          C.   The occurrence of any material breach or default
(other than the failure to repay each of the Loans on their respective maturity dates of June 20, 1997) under any of the other Loan Documents.

     7.   Termination; Remedies.  Following the occurrence of any
          ---------------------
default under this Agreement, and in any event upon and at any time after the Termination Date, Lender may, at its option, at any time, immediately terminate its obligation to forbear as described in Section 4 of this Agreement without notice or demand, and pursue any and all other remedies available to Lender under this Agreement, the other Forbearance Documents and Loan Documents, at law or in equity. If not sooner terminated, Lender's obligation to forbear in exercising its remedies shall terminate automatically and without notice to or action by any party on the Termination Date. No receipt and retention by Lender of any payment from or for the account of HCIA or application by Lender of any payment to any of the Loans after the Termination Date shall operate to reinstate the Forbearance Period or otherwise waive or impair any rights or remedies of Lender under this Agreement or the other Forbearance Documents or the Loan Documents.

     8.   Bankruptcy of any of HCIA.  To induce Lender to execute
          -------------------------
this Agreement, HCIA represents that: [i] it is solvent and has no present intention to file or acquiesce in any bankruptcy or insolvency proceeding at any time hereafter, [ii] the forbearance allowed by this Agreement is sufficient for HCIA to sell the Colorado Properties and reorganize its financial affairs success-fully if such reorganization is reasonably possible, and if HCIA is unable to do so prior to the Termination Date, HCIA acknowledges that it will not have any equity in any of the Colorado Properties or the other Collateral in excess of the outstanding Indebtedness as of the Termination Date, or any further realistic opportunity to successfully reorganize its financial affairs in bankruptcy, and [iii] any bankruptcy filing or acquiescence therein by HCIA after the Termination Date would be, as to Lender, in bad faith and solely for the purpose of delaying Lender in the enforcement of its rights. Accordingly, in consideration of the mutual covenants contained in this Agreement and for other good and valuable consideration, including the forbearance of Lender from exercising its rights and remedies otherwise available to it under the Loan Documents, HCIA hereby agrees that in the event HCIA shall [w] file with any bankruptcy court of competent jurisdiction or be the subject of any petition under Title 11 of the U.S. Code as amended ("Bankruptcy Code"), [x] file or be the subject of any petition seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or other relief for debtors, [y] have sought or consented to or acquiesced in the appointment of any trustee, receiver, conservator or liquidator, or [z] be the subject of any order, judgment or decree entered by any court of competent jurisdiction approving a petition filed against HCIA for any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or relief for debtors, Lender shall thereupon, subject to court approval, be entitled, and HCIA hereby agrees not to contest, any motion by Lender for relief from any automatic stay imposed by Section 362 of the Bankruptcy Code, or otherwise, on or against the exercise of the rights and remedies otherwise available to Lender as provided in the Loan Documents, this Agreement or as otherwise provided by law or in equity, and HCIA hereby irrevocably waives its rights to object to such relief.

     9.   No Waiver of Remedies.  Lender expressly reserves any
and
          ---------------------
all rights and remedies available to it under this Agreement, the other Forbearance Documents and the Loan Documents, at law or in equity in the event of any default by HCIA under this Agreement. No failure by Lender to exercise, or delay by Lender in exercising, any right, power or privilege hereunder shall preclude any other or further exercise thereof, or the exercise of any other right, power or privilege. The rights and remedies provided in this Agreement, the other Forbearance Documents and the other Loan Documents (which, upon the effectiveness of this Agreement, shall be deemed to include the Forbearance Documents and each reference hereinafter to the Loan Documents shall be deemed to include the Forbearance Documents) are cumulative and not exclusive of each other and of any right or remedy provided by law or in equity.


          Except for any notice required under applicable law to be given in another manner, all notices, requests and demands made pursuant to this Agreement or any of the other Loan Documents shall be sufficiently given if in writing (at the addresses and phone numbers set forth below, unless the recipient at least two Business Days prior to the giving of such notice shall have advised the sender, in a notice given in accordance with this Section, of a different address and/or phone number, in which case the notice shall be addressed to such different address and/or number) by any of the following means: (a) personal service (including service by overnight courier service); (b) electronic communication, whether by telex, telegram or telecopy (if confirmed in writing sent by personal service or registered or certified, first class mail, postage prepaid, return receipt requested); or (c) registered or certified, first class mail, postage prepaid, return receipt requested. Any notice, demand or request sent pursuant to either subsection (a) or (b) hereof shall not be effective until actually received at the address (or facsimile number) specified (and, in the case of an electronic communication under (b) that is not received between 9:00 a.m. and 5:00 p.m. at the location of the recipient on a Business Day, such communication shall be deemed received at 9:00 a.m. on the next Business Day), but notices given under (c) above shall be deemed given two (2) days following deposit in the United States mails. Any party to this Agreement may change its address for notices by a notice to the other given in a manner permitted under this Section. For purposes of this Section, "Business Day" means any day other
                           ------------
than a Saturday, Sunday, or any other day on which national or state chartered banks located in Louisville, Kentucky are authorized to be closed.

     If to HCIA:         Healthcare Investors of America, Inc.
                         c/o Heritage Advisory Corp.
                         2990 N. Swan Road, Suite 228
                         Tucson, Arizona 85712
                         Attn: Mr. James R. Sellers
                         (520) 326-2000 - Phone
                         (520) 326-7375 - Fax

     cc:
                         -------------------------
                         -------------------------
                         -------------------------
                         Attn:
                              --------------------
                                           - Phone
                         -----------------
                                           - Fax
                         -----------------

     If to Lender:       PNC Bank, National Association
                         Citizens Plaza
                         500 W. Jefferson Street
                         Louisville, Kentucky 40296
                         Attn: Mr. Lawrence E. Reynolds and
                                 Legal Department
                         (502) 581-2171 - Phone
                         (502) 581-4817 - Fax

          Any provisions of any of the Loan Documents specifying requirements for notices between HCIA and Lender are agreed to be superseded and replaced by the provisions of this Section.

     10.  Construction.  This Agreement has been entered into by
          ------------
HCIA and Lender following consultation with and advice from counsel to each of them, respectively, and shall not be construed against any party to it because of the fact that any particular draft or all drafts hereof were prepared by one party or its counsel rather than another. HCIA and Lender acknowledge and agree that this Agreement is not an executory contract that may be assumed or assigned upon the filing of a bankruptcy or insolvency proceeding by or against HCIA.

     11.  Entire Agreement.  HCIA and Lender acknowledge that
there
          ----------------
are no other agreements or representations, either oral or written, express or implied, not embodied in this Agreement and the other Loan Documents, all of which taken together constitute a complete integration of all prior and contemporaneous agreements and understandings of each of HCIA and Lender, and the provisions of the Loan Documents are hereby ratified and confirmed.

     12.  No Claims.  HCIA represents and warrants to Lender, and
          ---------
agrees that there are no known claims or causes of action of any kind, character or nature whatsoever, fixed or contingent, which HCIA may have or claim to have against Lender arising out of or connected with any act of commission or omission of Lender existing or occurring on or prior to the date of this Agreement, including, without limitation, any claims, liabilities or obliga-tions arising with the respect to any of the Loans. To the extent there are any such claims, causes of action, suits, debts, liens, obligations, liabilities, demands, losses, costs and expenses, they are hereby waived and released pursuant to paragraph 16 immediately following.

     13.  Release.  HCIA hereby releases, acquits, and forever
          -------
discharges Lender, and each and every past and present subsidiary, affiliate, stockholder, officer, director, agent, servant, employee, representative and attorney of Lender, of and from any and all claims, liabilities, demands, losses, costs, fees and expenses (including attorneys' fees), actions and causes of action of any kind, character or nature whatsoever, known or unknown, fixed or contingent, liquidated or unliquidated whether accruing or arising at any time prior to the date of this Agreement and/or which HCIA currently may have or claim to have or which may hereafter arise that result from, arise out of or are connected with any of the Loans or any of the Loan Documents including this Agreement. The provisions of this Section shall be binding upon HCIA and shall inure to the benefit of Lender, and their respective agents, attorneys, heirs, representatives and assigns.

     14.  Other Stipulations.  Except as provided in Sections 12
          ------------------
and 13 of this Agreement, this Agreement is intended to benefit and shall be deemed to benefit only the parties to it and their respective successors and assigns, and no other person or entity. This Agreement may not be modified in any respect except in writing signed by the party or parties charged with such modification, and shall be governed in all respects by the laws of the Commonwealth of Kentucky. HCIA agrees to reimburse Lender for all expenses incurred by Lender in connection with the negotiation, preparation, execution, delivery and performance of this Agreement including, without limitation, for filing and recording fees, any title insurance premiums and fees, and reasonable fees and expenses of legal counsel to Lender. This Agreement may be executed in counterparts, and all counterparts shall constitute one (1) original.

          IN WITNESS WHEREOF, this Agreement has been executed by each of the parties to it on the dates set forth in the notarial certificates below, but shall be deemed effective as of the date first set forth above.

                              "Borrower"

                              HEALTHCARE INVESTORS OF AMERICA,
                              a Maryland corporation


                              By: /s/ F. Dale Markham
                                 --------------------------------
                                    F. Dale Markham, President


                              "Lender"

                              PNC BANK, NATIONAL ASSOCIATION,
                              a national banking association


                              By: /s/ Lawrence E. Reynolds
                                 -------------------------------
                                     Lawrence E. Reynolds,
                                     Vice President


STATE OF                 )
         ----------------
                         ) SS
COUNTY OF                )
          ---------------

          The foregoing instrument was acknowledged before me
this     day of               , 1998, by F. Dale Markham, as
     ---        --------------
President of Healthcare Investors of America, Inc., a Maryland corporation, on behalf of the corporation.

          My Commission Expires:
                                 --------------------------------


                              -----------------------------------
                              Notary Public



COMMONWEALTH OF KENTUCKY      )
                              ) SS
COUNTY OF                     )
          ----------------

          The foregoing instrument was acknowledged before me
this      day of               , 1998, by Lawrence E. Reynolds,
     ----        --------------
as Vice President of PNC Bank, National Association, a national banking association, on behalf the association.


          My Commission Expires:
                                 --------------------------------


                              -----------------------------------
                              Notary Public

                                                    EXHIBIT 10.97

THIS FORM HAS IMPORTANT LEGAL CONSEQUENCES AND THE PARTIES SHOULD
CONSULT LEGAL AND TAX OR OTHER COUNSEL BEFORE SIGNING.

                           COMMERCIAL
              CONTRACT TO BUY AND SELL REAL ESTATE
                 [SELLER OR PRIVATE THIRD-PARTY]

                                                    June 17, 1998

     1.   PARTIES AND PROPERTY.

     William E. Harper buyer(s) [Buyer] agrees to buy, and the undersigned seller(s) [Seller], agrees to sell, on the terms and conditions set forth in this contract, the following described real estate in the County of Weld, Colorado, to wit:

          See attached legal description for parcel #1

known as No. 5425 Weld County Road 32, Longmont, Colorado, together with all interest of Seller in vacated streets and alleys adjacent thereto, all easements and other appurtenances thereto, all improvements thereon and all attached fixtures thereon except as herein excluded (collectively the Property).

     2. INCLUSIONS/EXCLUSIONS. The purchase price includes the following items (a) if attached to the Property on the date of this contract: lighting, heating, plumbing, ventilating, and air conditioning fixtures, TV antennas, water softeners, smoke/fire/burglar alarms, security devices, inside telephone wiring and connecting blocks/jacks, plants, mirrors, floor coverings, intercom systems, built-in kitchen appliances, sprinkler systems and controls; (b) if on the Property whether attached or not on the date of this contract; storm windows, storm doors, window and porch shades, awnings, blinds, screens, curtain rods, drapery rods, all keys and (c)

n/a

The above-described included items (Inclusions) are to be conveyed to Buyer by Seller by bill of sale at the closing, free and clear of all taxes, liens and encumbrances, except as provided in Section 12. The following attached fixtures are excluded from this sale:

None

     3.   PURCHASE PRICE AND TERMS.  The purchase price shall be
$162,500.00, payable in U.S. dollars by Buyer as follows:
(Complete the applicable terms below).

     (a)  Earnest Money

$5,000.00 in the form of Check, as earnest money deposit and part payment of the purchase price, payable to and held by Prudential LTM, Realtors, broker, in its trust account on behalf of both Seller and Buyer. Broker is authorized to deliver the earnest money deposit to the closing agent, if any, at or before closing.

The balance of $157,500.00 (purchase price less earnest money) shall be paid as follows:

     (b)  Cash at Closing

$57,500.00, plus closing costs, to be paid by Buyer at closing in funds which comply with all applicable Colorado laws, which include cash, electronic transfer funds, certified check, savings and loan teller's check, and cashier's check (Good Funds). Subject to the provisions of Section 4, if the existing loan balance at the time of closing shall be different from the loan balance in Section 3, the adjustment shall be made in Good Funds at closing or paid as follows:

  n/a
-----------------------------------------------------------------

-----------------------------------------------------------------

     (c)  New Loan [OMITTED-INAPPLICABLE]

     (d)  Assumption [OMITTED-INAPPLICABLE]

     (e)  Seller or Private Third-Party Financing.

$100,000.00 by Buyer executing a promissory note payable to:
Healthcare Investors of America, Inc. on the note form as indicated:

(Check one box only.)

     [ ]  (UCCC - No Default Rate) NTD 82-3-95 [ ] NTD  81-11-83
     [ ]  n/a

     secured by a (1st, 2nd, etc.) 1st deed of trust encumbering the Property, using the form as indicated: (Check one box only.)

     [X]  Strict Due-on-Sale (TD72-7-96)  [ ]  Creditworthy
      (TD73-7-96)     [ ]  Assumable-Not due on sale (TD74-7-96)
     [ ]  n/a

     The promissory note shall be amortized on the basis of   n/a
                                                            -----
years, payable at $985.00/mo Interest only per month including principal and interest at the rate of 9.5% per annum. Payments shall commence September 01, 1998 and shall be due on the 1st day of each succeeding month. If not sooner paid, the balance of principal and accrued interest shall be due and payable 2 years
from date of note after closing.  Payments   [ ] shall  [X] shall
not be increased by 1/12 of estimated annual real estate taxes, and [ ] shall [X] shall not be increased by 1/12 of estimated annual property insurance premium.

     The loan shall also contain the following terms as indicated: If any payment is not received within 5 calendar days after its due date, a late charge of 5% of such monthly payment shall be due. Interest on lender disbursements under the deed of trust shall be 15% per annum. Default interest rate shall be 15% per annum.

     Buyer may prepay without a penalty except

  n/a
-----------------------------------------------------------------

-----------------------------------------------------------------

     4.   FINANCING CONDITIONS AND OBLIGATIONS

     (a)  Loan Application(s). [OMITTED-INAPPLICABLE]

     (b)  Loan Approval.  [OMITTED-INAPPLICABLE]

     (c)  Existing Loan Review.  [OMITTED-INAPPLICABLE]

     (d)  Assumption Balance.  [OMITTED-INAPPLICABLE]

     (e) Credit Information. If Buyer is to pay all or part of the purchase price by executing a promissory note in favor of Seller or if an existing loan is not to be released at closing, this contract is conditional upon Seller's approval of Buyer's financial ability and creditworthiness, which approval shall be at Seller's sole and absolute discretion. In such case: (1) Buyer shall supply to Seller on or before June 26, 1998, at Buyer's expense, information and documents concerning Buyer's financial, employment and credit condition; (2) Buyer consents that Seller may verify Buyer's financial ability and creditworthiness; (3) any such information and documents received by Seller shall be held by Seller in confidence, and not released to others except to protect Seller's interest in this transaction; (4) if Seller does not provide written notice of Seller's disapproval to Buyer on or before July 01, 1998, then Seller waives this condition. If Seller does provide written notice of disapproval to Buyer on or before said date, this contract shall terminate.

     5.   APPRAISAL PROVISION.  (Check one box only.)  This
Section 5  [ ] shall  [X] shall not apply.
If this Section 5 applies, as indicated above, Buyer shall have the sole option and election to terminate this contract if the purchase price exceeds the Property's valuation determined by an
appraiser engaged by    n/a   .  The contract shall terminate by
                      --------
the Buyer causing the Seller to receive written notice of termination and a copy of such appraisal or written notice from Lender which confirms the Property's valuation is less than the purchase price, on or before (Appraisal deadline). If Seller does not receive such written notice of termination on or before the appraisal deadline, Buyer waives any right to terminate under this section.

     6.   COST OF APPRAISAL.  Cost of any appraisal to be
obtained after the date of this contract shall be timely paid by
   n/a   .
---------

     7. NOT ASSIGNABLE. This contract shall be assignable by Buyer without Seller's prior written consent. Except as so restricted, this contract shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the parties.

     8. EVIDENCE OF TITLE. Seller shall furnish to Buyer, at Seller's expense, either a current commitment for owner's title insurance policy in an amount equal to the purchase price or at Seller's choice, an abstract of title certified to a current date, on or before June 26, 1998 (Title Deadline). If a title insurance commitment is furnished, Buyer may require of Seller that copies of instruments (or abstracts of instruments) listed in the schedule of exceptions (Exceptions) in the title insurance commitment also be furnished to Buyer at Seller's expense. This requirement shall pertain only to instruments shown of record in the office of the clerk and recorder of the designated county or counties. The title insurance commitment, together with any copies or abstracts of instruments furnished pursuant to this
Section 8, constitute the title documents (Title Documents). Buyer, or Buyer's designee, must request Seller, in writing, to furnish copies or abstracts of instruments listed in the schedule of exceptions no later than seven (7) calendar days after Title Deadline. If Seller furnishes a title insurance commitment, Seller will pay the premium at closing and have the title insurance policy delivered to Buyer as soon as practicable after closing.

     9.   TITLE.

     (a) Title Review. Buyer shall have the right to inspect the Title Documents or abstract. Written notice by Buyer of unmerchantability of title or of any other unsatisfactory title condition shown by the Title Documents or abstract shall be signed by or on behalf of Buyer and given to Seller on or before seven (7) calendar days after Title Deadline, or within five (5) calendar days after receipt by Buyer of any Title Document(s) or endorsement(s) adding new Exception(s) to the title commitment together with a copy of the Title Document adding new Exception(s) to title. If Seller does not receive Buyer's notice by the date(s) specified above, Buyer accepts the condition of title as disclosed by the Title Documents as satisfactory.

     (b) Matters Not Shown by the Public Records. Seller shall deliver to Buyer, on or before the Title Deadline set forth in
Section 8, true copies of all lease(s) and survey(s) in Seller's possession pertaining to the Property and shall disclose to Buyer all easements, liens or other title matters not shown by the public records of which Seller has actual knowledge. Buyer shall have the right to inspect the Property to determine if any third party(s) has any right in the Property not shown by the public records (such as an unrecorded easement, unrecorded lease, or boundary line discrepancy). Written notice of any unsatisfactory condition(s) disclosed by Seller or revealed by such inspection shall be signed by or on behalf of Buyer and given to Seller on or before July 06, 1998. If Seller does not receive Buyer's notice by said date, Buyer accepts title subject to such rights, if any, of third parties of which Buyer has actual knowledge.

     (c) Special Taxing Districts. SPECIAL TAXING DISTRICTS MAY BE SUBJECT TO GENERAL OBLIGATION INDEBTEDNESS THAT IS PAID BY REVENUES PRODUCED FROM ANNUAL TAX LEVIES ON THE TAXABLE PROPERTY WITHIN SUCH DISTRICTS. PROPERTY OWNERS IN SUCH DISTRICTS MAY BE PLACED AT RISK FOR INCREASED MILL LEVIES AND EXCESSIVE TAX BURDENS TO SUPPORT THE SERVICING OF SUCH DEBT WHERE CIRCUMSTANCES ARISE RESULTING IN THE INABILITY OF SUCH A DISTRICT TO DISCHARGE SUCH INDEBTEDNESS WITHOUT SUCH AN INCREASE IN MILL LEVIES. BUYER SHOULD INVESTIGATE THE DEBT FINANCING REQUIREMENTS OF THE AUTHORIZED GENERAL OBLIGATION INDEBTEDNESS OF SUCH DISTRICTS, EXISTING MILL LEVIES OF SUCH DISTRICT SERVICING SUCH INDEBTEDNESS AND THE POTENTIAL FOR AN INCREASE IN SUCH MILL LEVIES.

     In the event the Property is located within a special taxing district and Buyer desires to terminate this contract as a result, if written notice is given to Seller on or before the date set forth in subsection 9(b), this contract shall then terminate. If Seller does not receive Buyer's notice by the date specified above, Buyer accepts the effect of the Property's inclusion in such special taxing district(s) and waives the right to so terminate.

     (d) Right to Cure. If Seller receives notice of unmerchantability of title or any other unsatisfactory title condition(s) as provided in subsection (a) or (b) above, Seller shall use reasonable effort to correct said unsatisfactory title condition(s) prior to the date of closing. If Seller fails to correct said unsatisfactory title condition(s) on or before the date of closing, this contract shall then terminate; provided, however, Buyer may, by written notice received by Seller, on or before closing, waive objection to said unsatisfactory title condition(s).

     10. INSPECTION. Buyer or any designee, shall have the right to have inspection(s) of the physical condition of the Property and Inclusions, at Buyer's expense. If written notice of any unsatisfactory condition, signed by or on behalf of Buyer, is not received by Seller on or before July 10, 1998 (Objection Deadline), the physical condition of the Property and Inclusions shall be deemed to be satisfactory to Buyer. If such notice is received by Seller as set forth above, and if Buyer and Seller have not agreed, in writing, to a settlement thereof on or before July 15, 1998 (Resolution Deadline), this contract shall terminate three calendar days following the Resolution Deadline; unless, within the three calendar days, Seller receives written notice from Buyer waiving objection to any unsatisfactory condition. Buyer is responsible for and shall pay for any damage which occurs to the Property and Inclusions as a result of such inspection.

     11.  DATE OF CLOSING.  The date of closing shall be July 24,
1998, or by mutual agreement at an earlier date. The hour and place of closing shall be designated by Prudential LTM Realtors.

     12. TRANSFER OF TITLE. Subject to tender or payment at closing as required herein and compliance by Buyer with the other terms and provisions hereof, Seller shall execute and deliver a good and sufficient General Warranty deed to Buyer, on closing, conveying the Property free and clear of all taxes except the general taxes for the year of closing, and except special assessment for road improvements which is scheduled to be paid in full by the year 2001.

Title shall be conveyed free and clear of all liens for special improvements installed as of the date of Buyer's signature hereon, whether assessed or not; except (i) distribution utility easements (including cable TV), (ii) those matters reflected by the Title Documents accepted by Buyer in accordance with subsection 9(a), (iii) those rights, if any, of third parties in the Property not shown by the public records in accordance with subsection 9(b), (iv) inclusion of the Property within any special taxing district, (v) subject to building and zoning regulations.

     13. PAYMENTS OF ENCUMBRANCES. Any encumbrance required to be paid shall be paid at or before closing from the proceeds of this transaction or from any other source.

     14. CLOSING COSTS, DOCUMENTS AND SERVICES. Buyer and Seller shall pay in Good Funds, their respective closing costs and all other items required to be paid at closing, except as otherwise provided herein. Buyer and Seller shall sign and complete all customary or required documents at or before closing. Fees for real estate closing services shall not exceed $150.00 and shall be paid at closing by split equally between
Buyer and Seller.  The local transfer tax of    n/a    % of the
                                             ---------
purchase price shall be paid at closing by     n/a   .  Any sales
                                           ----------
and use tax that may accrue because of this transaction shall be
paid when due by    n/a   .
                 ---------

15. PRORATIONS. General taxes for the year of closing, based on the taxes for the calendar year immediately preceding closing, rents, water and sewer charges, owner's association dues, and interest on continuing loan(s), if any, and road assessment shall be prorated to date of closing.

16. POSSESSION. Possession of the Property shall be delivered to Buyer as follows:

Date of delivery of deed.

subject to the following lease(s) or tenancy(s):
None

If Seller, after closing, fails to deliver possession on the date herein specified, Seller shall be subject to eviction and shall be additionally liable to Buyer for payment of $100.00 per day from the date of agreed possession until possession is delivered.

17. CONDITION OF AND DAMAGE TO PROPERTY. Except as otherwise provided in this contract, the Property and Inclusions shall be delivered in the condition existing as of the date of this contract, ordinary wear and tear excepted. In the event the Property shall be damaged by fire or other casualty prior to time of closing, in an amount of not more than ten percent of the total purchase price, Seller shall be obligated to repair the same before the date of closing. In the event such damage is not repaired within said time or if the damages exceed such sum, this contract may be terminated at the option of Buyer. Should Buyer elect to carry out this contract despite such damage, Buyer shall be entitled to credit for all the insurance proceeds resulting from such damage to the Property and Inclusions, not exceeding, however, the total purchase price. Should any Inclusion(s) or service(s) fail or be damaged between the date of this contract and the date of closing or the date of possession, whichever shall be earlier, then Seller shall be liable for the repair or replacement of such Inclusion(s) or service(s) with a unit of similar size, age and quality, or an equivalent credit, less any insurance proceeds received by Buyer covering such repair or replacement.

18.  TIME OF ESSENCE/REMEDIES.  Time is of the essence hereof.
If any note or check received as earnest money hereunder or any other payment due hereunder is not paid, honored or tendered when due, or if any other obligation hereunder is not performed or waived as herein provided, there shall be the following remedies:
     (a)  IF BUYER IS IN DEFAULT:  (Check one box only.)

[ ] (1) SPECIFIC PERFORMANCE. Seller may elect to treat this contract as cancelled, in which case all payments and things of value received hereunder shall be forfeited and retained on behalf of Seller, and Seller may recover such damages as may be proper, or Seller may elect to treat this contract as being in full force and effect and Seller shall have the right to specific performance or damages, or both.

[X] (2) LIQUIDATED DAMAGES. All payments and things of value received hereunder shall be forfeited by Buyer and retained on behalf of Seller and both parties shall thereafter be released from all obligations hereunder. It is agreed that such payments and things of value are LIQUIDATED DAMAGES and (except as provided in subsection (c)) are SELLER'S SOLE AND ONLY REMEDY for Buyer's failure to perform the obligations of this contract. Seller expressly waives the remedies of specific performance and additional damages.

     (b) IF SELLER IS IN DEFAULT: Buyer may elect to treat this contract as cancelled, in which case all payments and things of value received hereunder shall be returned and Buyer may recover such damages as may be proper, or Buyer may elect to treat this contract as being in full force and effect and Buyer shall have the right to specific performance or damages, or both.

     (c) COSTS AND EXPENSES. Anything to the contrary herein notwithstanding, in the event of any arbitration or litigation arising out of this contract, the arbitrator or court shall award to the prevailing party all reasonable costs and expenses, including attorney fees.

19. EARNEST MONEY DISPUTE. Notwithstanding any termination of this contract, Buyer and Seller agree that, in the event of any controversy regarding the earnest money and things of value held by broker or closing agent, unless mutual written instructions are received by the holder of the earnest money and things of value, broker or closing agent shall not be required to take any action but may await any proceeding, or at broker's or closing agent's option and sole discretion, may interplead all parties and deposit any moneys or things of value into a court of competent jurisdiction and shall recover court costs and reasonable attorney fees.

20. ALTERNATIVE DISPUTE RESOLUTION; MEDIATION. If a dispute arises between the parties relating to this contract, and is not resolved, the parties and broker(s) involved in such dispute (Disputants) shall first proceed in good faith to submit the matter to mediation. The Disputants will jointly appoint an acceptable mediator and will share equally in the cost of such mediation. In the event the entire dispute is not resolved within thirty (30) calendar days from the date written notice requesting mediation is sent by one Disputant to the other(s), the mediation, unless otherwise agreed, shall terminate. This section shall not alter any date in this contract, unless otherwise agreed.

21. ADDITIONAL PROVISIONS: (The language of these additional provisions has not been approved by the Colorado Real Estate
Commission).

     A. Paragraph 10 shall also include Buyer's approval and satisfaction regarding the license agreement with Public Service and any environmental reports regarding subject property.

     B. The Seller carry back note shall also be secured by Parcel #2 which Buyer is also purchasing from Seller. This contract is conditional on the simultaneous sale of Parcel #2 to Buyer.

     C. Seller shall provide to Buyer, at Seller's earliest convenience, all reports, studies, and any other information regarding the Property in Seller's possession.

22. RECOMMENDATION OF LEGAL COUNSEL. By signing this document, Buyer and Seller acknowledge that the Selling Company or the Listing Company has advised that this document has important legal consequences and has recommended the examination of title and consultation with legal and tax or other counsel before signing this contract.

23. TERMINATION. In the event this contract is terminated, all payments and things of value received hereunder shall be returned and the parties shall be relieved of all obligations hereunder, subject to Section 19.

24. SELLING COMPANY BROKER RELATIONSHIP. The selling broker, Select Real Estate Metro Brokers and its salespersons have been engaged as Buyer's Agent. Selling Company has previously disclosed in writing to the Buyer that different relationships are available which include buyer agency, seller agency, subagency, or transaction-broker.

25. NOTICE TO BUYER. Any notice to Buyer shall be effective when received by Buyer, or, if this box is checked [ ] when received by

26. NOTICE TO SELLER. Any notice to Seller shall be effective when received by Seller or Listing Company.

27. MODIFICATION OF THIS CONTRACT. No subsequent modification of any of the terms of this contract shall be valid, binding upon the parties, or enforceable unless made in writing and signed by the parties.

28. ENTIRE AGREEMENT. This contract constitutes the entire contract between the parties relating to the subject hereof, and any prior agreements pertaining thereto, whether oral or written, have been merged and integrated into this contract.

29. NOTICE OF ACCEPTANCE: COUNTERPARTS. This proposal shall expire unless accepted in writing by Buyer and Seller, as evidenced by their signatures below, and the offering party receives notice of such acceptance on or before June 19, 1998, (Acceptance Deadline). If accepted, this document shall become a contract between Seller and Buyer. A copy of this document may be executed by each party, separately, and when each party has executed a copy thereof, such copies taken together shall be deemed to be a full and complete contract between the parties.

BUYER:  /s/ William E. Harper               DATE:  June 17, 1998
      ------------------------------------       ----------------
      William E. Harper
      6237 Nottinghill Gate, Boulder, CO 80301



      Healthcare Investors of America, Inc.
      2990 N. Swan Road, Suite 228, Tucson, AZ 85712

SELLER: /s/ James R. Sellers                DATE:  June 17, 1998
       -----------------------------------       ----------------
       By:  James R. Sellers

=================================================================

     The undersigned Broker(s) acknowledges receipt of the earnest money deposit specified in Section 3, and Selling Company confirms its Broker Relationship as set forth in Section 24.

Listing Company

       Prudential LTM, Realtors
       275 South Main Street Suite 100
       Longmont, Colorado 80501
       Phone:  (303) 772-2222, Fax:  (303) 772-1377

       By: /s/ Ken Kanemoto                            June 17, 1998
          -----------------------------------------

       Signature         KEN KANEMOTO, CCIM                  Date

Selling Company

       Select Real Estate Metro Brokers

       By: /s/ Joe Pollard                             June 17, 1998
          ----------------------------------------

       Signature                                             Date

Address:  2220 Meadow Street, Longmont, CO 80501
Phone: 678-7915
Fax:   n/a


  NOTE:  CLOSING INSTRUCTIONS SHOULD BE SIGNED AT THE TIME THIS
CONTRACT IS SIGNED

PARCEL 1:
--------

A tract of land located in the SW1/4 of Section 13, in Township 3
North, Range 68 West of the 6th P.M., County of Weld, State of
Colorado, being more particularly described as follows:

Beginning at a point on the South line of the said SW1/4 of
Section 13 from which the South Quarter corner of said Section 13 bears East, a distance of 513.20 feet;
thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning;
thence West parallel to the said South line of the said SW1/4 a distance of 1013.35 feet;
thence North, a distance of 327.11 feet;
thence East, parallel to the said South line, a distance of
430.04 feet;
thence South 63 degrees 00 minutes East, a distance of 232.90 feet;
thence North 78 degrees 00 minutes East, a distance of 340.40 feet;
thence North, a distance of 64.10 feet;
thence North 88 degrees 00 minutes East, a distance of 42.79 feet;
thence South, a distance of 357.78 feet, more or less, to the True Point of Beginning.

THIS FORM HAS IMPORTANT LEGAL CONSEQUENCES AND THE PARTIES SHOULD
CONSULT LEGAL AND TAX OR OTHER COUNSEL BEFORE SIGNING


               AGREEMENT TO AMEND/EXTEND CONTRACT

                                                    July 11, 1998

RE: Contract dated June 19, 1998 between

     William E. Harper

(Buyer) and,

     Healthcare Investors of America, Inc.

(Seller),

relating to the sale and purchase of the following described real estate in the County of Weld, Colorado;

See attached legal description for parcel #1 and #2.

known as No. 5425 Weld County Road 32, Longmont CO n/a (Property)

Buyer and Seller hereby agree to amend the aforesaid contract as follows:
     1. The date for closing and delivery of deed is changed to n/a, 19n/a.
     2. The date for furnishing commitment for title insurance policy or abstract of title is changed to n/a, 1998.
     3. The date for delivering possession of Property is change to n/a, 19n/a.
     4. The date for approval of new loan is changed to n/a, 19n/a.
     5. The date for lender's consent to loan assumption or transfer of Property is changed to n/a, 19n/a.
     6. Other dates set forth in said contract shall be changed as follows: n/a.
     7. Additional amendments: (The language of these additional amendments has not been approved by the Colorado Real Estate Commission).

     Reference paragraph 10 (Resolution of Buyer's Objections):
     A. Seller agrees to cooperate with Buyer in regards to the transfer of the License Agreement with PSCO.
     B. Seller agrees to release any files and information Seller has regarding the sewage treatment facility to Buyer at closing.
     C. Seller agrees to remove the remaining trash from the Property.
     D. Seller agrees to notify the neighbor to the west, Wagy, to remove any property he owns, including horses, from the subject property.
     E. Seller agrees to cooperate with any plans the Buyer may have regarding the change of use or change of zoning for subject property.

     Upon the above items being done, Buyer accepts the condition of the property and confirms his intent to close on or before July 24, 1998.

     All other terms and conditions of said contract shall remain the same.


Healthcare Investors of America, Inc.

SELLER /s/ James R. Sellers                      DATE  July 11, 1998
       ----------------------------------------       ---------------
       By:  James R. Sellers


BUYER /s/ William E. Harper                      DATE  July 11, 1998
      -----------------------------------------       ---------------
      William E. Harper

                                                    EXHIBIT 10.98

THIS FORM HAS IMPORTANT LEGAL CONSEQUENCES AND THE PARTIES SHOULD
CONSULT LEGAL AND TAX OR OTHER COUNSEL BEFORE SIGNING.

                           COMMERCIAL
              CONTRACT TO BUY AND SELL REAL ESTATE
                 [SELLER OR PRIVATE THIRD-PARTY]

                                                    June 17, 1998

     1.   PARTIES AND PROPERTY.

     William E. Harper buyer(s) [Buyer] agrees to buy, and the undersigned seller(s) [Seller], agrees to sell, on the terms and conditions set forth in this contract, the following described real estate in the County of Weld, Colorado, to wit:

          See attached legal description for parcel #1

known as No. 5425 Weld County Road 32, Longmont, Colorado, together with all interest of Seller in vacated streets and alleys adjacent thereto, all easements and other appurtenances thereto, all improvements thereon and all attached fixtures thereon except as herein excluded (collectively the Property).

     2. INCLUSIONS/EXCLUSIONS. The purchase price includes the following items (a) if attached to the Property on the date of this contract: lighting, heating, plumbing, ventilating, and air conditioning fixtures, TV antennas, water softeners, smoke/fire/burglar alarms, security devices, inside telephone wiring and connecting blocks/jacks, plants, mirrors, floor coverings, intercom systems, built-in kitchen appliances, sprinkler systems and controls; (b) if on the Property whether attached or not on the date of this contract; storm windows, storm doors, window and porch shades, awnings, blinds, screens, curtain rods, drapery rods, all keys and (c)

n/a

The above-described included items (Inclusions) are to be conveyed to Buyer by Seller by bill of sale at the closing, free and clear of all taxes, liens and encumbrances, except as provided in Section 12. The following attached fixtures are excluded from this sale:

None

     3.   PURCHASE PRICE AND TERMS.  The purchase price shall be
$100,000.00, payable in U.S. dollars by Buyer as follows:
(Complete the applicable terms below).

     (a)  Earnest Money

$5,000.00 in the form of Check, as earnest money deposit and part payment of the purchase price, payable to and held by Prudential LTM, Realtors, broker, in its trust account on behalf of both Seller and Buyer. Broker is authorized to deliver the earnest money deposit to the closing agent, if any, at or before closing.

The balance of $157,500.00 (purchase price less earnest money) shall be paid as follows:

     (b)  Cash at Closing

$57,500.00, plus closing costs, to be paid by Buyer at closing in funds which comply with all applicable Colorado laws, which include cash, electronic transfer funds, certified check, savings and loan teller's check, and cashier's check (Good Funds). Subject to the provisions of Section 4, if the existing loan balance at the time of closing shall be different from the loan balance in Section 3, the adjustment shall be made in Good Funds at closing or paid as follows:

  n/a
-----------------------------------------------------------------

-----------------------------------------------------------------

     (c)  New Loan [OMITTED-INAPPLICABLE]

     (d)  Assumption [OMITTED-INAPPLICABLE]

     (e)  Seller or Private Third-Party Financing.

$100,000.00 by Buyer executing a promissory note payable to:
Healthcare Investors of America, Inc. on the note form as indicated:

(Check one box only.)

     [ ]  (UCCC - No Default Rate) NTD 82-3-95 [ ] NTD  81-11-83
     [ ]  n/a

     secured by a (1st, 2nd, etc.) 1st deed of trust encumbering the Property, using the form as indicated: (Check one box only.)

     [X]  Strict Due-on-Sale (TD72-7-96)  [ ]  Creditworthy
      (TD73-7-96)     [ ]  Assumable-Not due on sale (TD74-7-96)
     [ ]  n/a

     The promissory note shall be amortized on the basis of   n/a
                                                            -----
years, payable at $985.00/mo Interest only per month including principal and interest at the rate of 9.5% per annum. Payments shall commence September 01, 1998 and shall be due on the 1st day of each succeeding month. If not sooner paid, the balance of principal and accrued interest shall be due and payable 2 years
from date of note after closing.  Payments   [ ] shall  [X] shall
not be increased by 1/12 of estimated annual real estate taxes, and [ ] shall [X] shall not be increased by 1/12 of estimated annual property insurance premium.

     The loan shall also contain the following terms as indicated: If any payment is not received within 5 calendar days after its due date, a late charge of 5% of such monthly payment shall be due. Interest on lender disbursements under the deed of trust shall be 15% per annum. Default interest rate shall be 15% per annum.

     Buyer may prepay without a penalty except

  n/a
-----------------------------------------------------------------

-----------------------------------------------------------------

     4.   FINANCING CONDITIONS AND OBLIGATIONS

     (a)  Loan Application(s). [OMITTED-INAPPLICABLE]

     (b)  Loan Approval.  [OMITTED-INAPPLICABLE]

     (c)  Existing Loan Review.  [OMITTED-INAPPLICABLE]

     (d)  Assumption Balance.  [OMITTED-INAPPLICABLE]

     (e) Credit Information. If Buyer is to pay all or part of the purchase price by executing a promissory note in favor of Seller or if an existing loan is not to be released at closing, this contract is conditional upon Seller's approval of Buyer's financial ability and creditworthiness, which approval shall be at Seller's sole and absolute discretion. In such case: (1) Buyer shall supply to Seller on or before June 26, 1998, at Buyer's expense, information and documents concerning Buyer's financial, employment and credit condition; (2) Buyer consents that Seller may verify Buyer's financial ability and creditworthiness; (3) any such information and documents received by Seller shall be held by Seller in confidence, and not released to others except to protect Seller's interest in this transaction; (4) if Seller does not provide written notice of Seller's disapproval to Buyer on or before July 01, 1998, then Seller waives this condition. If Seller does provide written notice of disapproval to Buyer on or before said date, this contract shall terminate.

     5.   APPRAISAL PROVISION.  (Check one box only.)  This
Section 5  [ ] shall  [X] shall not apply.
If this Section 5 applies, as indicated above, Buyer shall have the sole option and election to terminate this contract if the purchase price exceeds the Property's valuation determined by an
appraiser engaged by    n/a   .  The contract shall terminate by
                      --------
the Buyer causing the Seller to receive written notice of termination and a copy of such appraisal or written notice from Lender which confirms the Property's valuation is less than the purchase price, on or before (Appraisal deadline). If Seller does not receive such written notice of termination on or before the appraisal deadline, Buyer waives any right to terminate under this section.

     6.   COST OF APPRAISAL.  Cost of any appraisal to be
obtained after the date of this contract shall be timely paid by
   n/a   .
---------

     7. NOT ASSIGNABLE. This contract shall be assignable by Buyer without Seller's prior written consent. Except as so restricted, this contract shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the parties.

     8. EVIDENCE OF TITLE. Seller shall furnish to Buyer, at Seller's expense, either a current commitment for owner's title insurance policy in an amount equal to the purchase price or at Seller's choice, an abstract of title certified to a current date, on or before June 26, 1998 (Title Deadline). If a title insurance commitment is furnished, Buyer may require of Seller that copies of instruments (or abstracts of instruments) listed in the schedule of exceptions (Exceptions) in the title insurance commitment also be furnished to Buyer at Seller's expense. This requirement shall pertain only to instruments shown of record in the office of the clerk and recorder of the designated county or counties. The title insurance commitment, together with any copies or abstracts of instruments furnished pursuant to this
Section 8, constitute the title documents (Title Documents). Buyer, or Buyer's designee, must request Seller, in writing, to furnish copies or abstracts of instruments listed in the schedule of exceptions no later than seven (7) calendar days after Title Deadline. If Seller furnishes a title insurance commitment, Seller will pay the premium at closing and have the title insurance policy delivered to Buyer as soon as practicable after closing.

     9.   TITLE.

     (a) Title Review. Buyer shall have the right to inspect the Title Documents or abstract. Written notice by Buyer of unmerchantability of title or of any other unsatisfactory title condition shown by the Title Documents or abstract shall be signed by or on behalf of Buyer and given to Seller on or before seven (7) calendar days after Title Deadline, or within five (5) calendar days after receipt by Buyer of any Title Document(s) or endorsement(s) adding new Exception(s) to the title commitment together with a copy of the Title Document adding new Exception(s) to title. If Seller does not receive Buyer's notice by the date(s) specified above, Buyer accepts the condition of title as disclosed by the Title Documents as satisfactory.

     (b) Matters Not Shown by the Public Records. Seller shall deliver to Buyer, on or before the Title Deadline set forth in
Section 8, true copies of all lease(s) and survey(s) in Seller's possession pertaining to the Property and shall disclose to Buyer all easements, liens or other title matters not shown by the public records of which Seller has actual knowledge. Buyer shall have the right to inspect the Property to determine if any third party(s) has any right in the Property not shown by the public records (such as an unrecorded easement, unrecorded lease, or boundary line discrepancy). Written notice of any unsatisfactory condition(s) disclosed by Seller or revealed by such inspection shall be signed by or on behalf of Buyer and given to Seller on or before July 06, 1998. If Seller does not receive Buyer's notice by said date, Buyer accepts title subject to such rights, if any, of third parties of which Buyer has actual knowledge.

     (c) Special Taxing Districts. SPECIAL TAXING DISTRICTS MAY BE SUBJECT TO GENERAL OBLIGATION INDEBTEDNESS THAT IS PAID BY REVENUES PRODUCED FROM ANNUAL TAX LEVIES ON THE TAXABLE PROPERTY WITHIN SUCH DISTRICTS. PROPERTY OWNERS IN SUCH DISTRICTS MAY BE PLACED AT RISK FOR INCREASED MILL LEVIES AND EXCESSIVE TAX BURDENS TO SUPPORT THE SERVICING OF SUCH DEBT WHERE CIRCUMSTANCES ARISE RESULTING IN THE INABILITY OF SUCH A DISTRICT TO DISCHARGE SUCH INDEBTEDNESS WITHOUT SUCH AN INCREASE IN MILL LEVIES. BUYER SHOULD INVESTIGATE THE DEBT FINANCING REQUIREMENTS OF THE AUTHORIZED GENERAL OBLIGATION INDEBTEDNESS OF SUCH DISTRICTS, EXISTING MILL LEVIES OF SUCH DISTRICT SERVICING SUCH INDEBTEDNESS AND THE POTENTIAL FOR AN INCREASE IN SUCH MILL LEVIES.

     In the event the Property is located within a special taxing district and Buyer desires to terminate this contract as a result, if written notice is given to Seller on or before the date set forth in subsection 9(b), this contract shall then terminate. If Seller does not receive Buyer's notice by the date specified above, Buyer accepts the effect of the Property's inclusion in such special taxing district(s) and waives the right to so terminate.

     (d) Right to Cure. If Seller receives notice of unmerchantability of title or any other unsatisfactory title condition(s) as provided in subsection (a) or (b) above, Seller shall use reasonable effort to correct said unsatisfactory title condition(s) prior to the date of closing. If Seller fails to correct said unsatisfactory title condition(s) on or before the date of closing, this contract shall then terminate; provided, however, Buyer may, by written notice received by Seller, on or before closing, waive objection to said unsatisfactory title condition(s).

     10. INSPECTION. Buyer or any designee, shall have the right to have inspection(s) of the physical condition of the Property and Inclusions, at Buyer's expense. If written notice of any unsatisfactory condition, signed by or on behalf of Buyer, is not received by Seller on or before July 10, 1998 (Objection Deadline), the physical condition of the Property and Inclusions shall be deemed to be satisfactory to Buyer. If such notice is received by Seller as set forth above, and if Buyer and Seller have not agreed, in writing, to a settlement thereof on or before July 15, 1998 (Resolution Deadline), this contract shall terminate three calendar days following the Resolution Deadline; unless, within the three calendar days, Seller receives written notice from Buyer waiving objection to any unsatisfactory condition. Buyer is responsible for and shall pay for any damage which occurs to the Property and Inclusions as a result of such inspection.

     11.  DATE OF CLOSING.  The date of closing shall be July 24,
1998, or by mutual agreement at an earlier date. The hour and place of closing shall be designated by Prudential LTM Realtors.

     12. TRANSFER OF TITLE. Subject to tender or payment at closing as required herein and compliance by Buyer with the other terms and provisions hereof, Seller shall execute and deliver a good and sufficient General Warranty deed to Buyer, on closing, conveying the Property free and clear of all taxes except the general taxes for the year of closing, and except special assessment for road improvements which is scheduled to be paid in full by the year 2001.

Title shall be conveyed free and clear of all liens for special improvements installed as of the date of Buyer's signature hereon, whether assessed or not; except (i) distribution utility easements (including cable TV), (ii) those matters reflected by the Title Documents accepted by Buyer in accordance with subsection 9(a), (iii) those rights, if any, of third parties in the Property not shown by the public records in accordance with subsection 9(b), (iv) inclusion of the Property within any special taxing district, (v) subject to building and zoning regulations.

     13. PAYMENTS OF ENCUMBRANCES. Any encumbrance required to be paid shall be paid at or before closing from the proceeds of this transaction or from any other source.

     14. CLOSING COSTS, DOCUMENTS AND SERVICES. Buyer and Seller shall pay in Good Funds, their respective closing costs and all other items required to be paid at closing, except as otherwise provided herein. Buyer and Seller shall sign and complete all customary or required documents at or before closing. Fees for real estate closing services shall not exceed $150.00 and shall be paid at closing by split equally between
Buyer and Seller.  The local transfer tax of    n/a    % of the
                                             ---------
purchase price shall be paid at closing by     n/a   .  Any sales
                                           ----------
and use tax that may accrue because of this transaction shall be
paid when due by    n/a   .
                 ---------

15. PRORATIONS. General taxes for the year of closing, based on the taxes for the calendar year immediately preceding closing, rents, water and sewer charges, owner's association dues, and interest on continuing loan(s), if any, and road assessment shall be prorated to date of closing.

16. POSSESSION. Possession of the Property shall be delivered to Buyer as follows:

Date of delivery of deed.

subject to the following lease(s) or tenancy(s):
None

If Seller, after closing, fails to deliver possession on the date herein specified, Seller shall be subject to eviction and shall be additionally liable to Buyer for payment of $100.00 per day from the date of agreed possession until possession is delivered.

17. CONDITION OF AND DAMAGE TO PROPERTY. Except as otherwise provided in this contract, the Property and Inclusions shall be delivered in the condition existing as of the date of this contract, ordinary wear and tear excepted. In the event the Property shall be damaged by fire or other casualty prior to time of closing, in an amount of not more than ten percent of the total purchase price, Seller shall be obligated to repair the same before the date of closing. In the event such damage is not repaired within said time or if the damages exceed such sum, this contract may be terminated at the option of Buyer. Should Buyer elect to carry out this contract despite such damage, Buyer shall be entitled to credit for all the insurance proceeds resulting from such damage to the Property and Inclusions, not exceeding, however, the total purchase price. Should any Inclusion(s) or service(s) fail or be damaged between the date of this contract and the date of closing or the date of possession, whichever shall be earlier, then Seller shall be liable for the repair or replacement of such Inclusion(s) or service(s) with a unit of similar size, age and quality, or an equivalent credit, less any insurance proceeds received by Buyer covering such repair or replacement.

18.  TIME OF ESSENCE/REMEDIES.  Time is of the essence hereof.
If any note or check received as earnest money hereunder or any other payment due hereunder is not paid, honored or tendered when due, or if any other obligation hereunder is not performed or waived as herein provided, there shall be the following remedies:
     (a)  IF BUYER IS IN DEFAULT:  (Check one box only.)

[ ] (1) SPECIFIC PERFORMANCE. Seller may elect to treat this contract as cancelled, in which case all payments and things of value received hereunder shall be forfeited and retained on behalf of Seller, and Seller may recover such damages as may be proper, or Seller may elect to treat this contract as being in full force and effect and Seller shall have the right to specific performance or damages, or both.

[X] (2) LIQUIDATED DAMAGES. All payments and things of value received hereunder shall be forfeited by Buyer and retained on behalf of Seller and both parties shall thereafter be released from all obligations hereunder. It is agreed that such payments and things of value are LIQUIDATED DAMAGES and (except as provided in subsection (c)) are SELLER'S SOLE AND ONLY REMEDY for Buyer's failure to perform the obligations of this contract. Seller expressly waives the remedies of specific performance and additional damages.

     (b) IF SELLER IS IN DEFAULT: Buyer may elect to treat this contract as cancelled, in which case all payments and things of value received hereunder shall be returned and Buyer may recover such damages as may be proper, or Buyer may elect to treat this contract as being in full force and effect and Buyer shall have the right to specific performance or damages, or both.

     (c) COSTS AND EXPENSES. Anything to the contrary herein notwithstanding, in the event of any arbitration or litigation arising out of this contract, the arbitrator or court shall award to the prevailing party all reasonable costs and expenses, including attorney fees.

19. EARNEST MONEY DISPUTE. Notwithstanding any termination of this contract, Buyer and Seller agree that, in the event of any controversy regarding the earnest money and things of value held by broker or closing agent, unless mutual written instructions are received by the holder of the earnest money and things of value, broker or closing agent shall not be required to take any action but may await any proceeding, or at broker's or closing agent's option and sole discretion, may interplead all parties and deposit any moneys or things of value into a court of competent jurisdiction and shall recover court costs and reasonable attorney fees.

20. ALTERNATIVE DISPUTE RESOLUTION; MEDIATION. If a dispute arises between the parties relating to this contract, and is not resolved, the parties and broker(s) involved in such dispute (Disputants) shall first proceed in good faith to submit the matter to mediation. The Disputants will jointly appoint an acceptable mediator and will share equally in the cost of such mediation. In the event the entire dispute is not resolved within thirty (30) calendar days from the date written notice requesting mediation is sent by one Disputant to the other(s), the mediation, unless otherwise agreed, shall terminate. This section shall not alter any date in this contract, unless otherwise agreed.

21. ADDITIONAL PROVISIONS: (The language of these additional provisions has not been approved by the Colorado Real Estate
Commission).

     A. Paragraph 10 shall also include Buyer's approval and satisfaction regarding the license agreement with Public Service and any environmental reports regarding subject property.

     B. The Seller carry back note shall also be secured by Parcel #2 which Buyer is also purchasing from Seller. This contract is conditional on the simultaneous sale of Parcel #2 to Buyer.

     C. Seller shall provide to Buyer, at Seller's earliest convenience, all reports, studies, and any other information regarding the Property in Seller's possession.

22. RECOMMENDATION OF LEGAL COUNSEL. By signing this document, Buyer and Seller acknowledge that the Selling Company or the Listing Company has advised that this document has important legal consequences and has recommended the examination of title and consultation with legal and tax or other counsel before signing this contract.

23. TERMINATION. In the event this contract is terminated, all payments and things of value received hereunder shall be returned and the parties shall be relieved of all obligations hereunder, subject to Section 19.

24. SELLING COMPANY BROKER RELATIONSHIP. The selling broker, Select Real Estate Metro Brokers and its salespersons have been engaged as Buyer's Agent. Selling Company has previously disclosed in writing to the Buyer that different relationships are available which include buyer agency, seller agency, subagency, or transaction-broker.

25. NOTICE TO BUYER. Any notice to Buyer shall be effective when received by Buyer, or, if this box is checked [ ] when received by

26. NOTICE TO SELLER. Any notice to Seller shall be effective when received by Seller or Listing Company.

27. MODIFICATION OF THIS CONTRACT. No subsequent modification of any of the terms of this contract shall be valid, binding upon the parties, or enforceable unless made in writing and signed by the parties.

28. ENTIRE AGREEMENT. This contract constitutes the entire contract between the parties relating to the subject hereof, and any prior agreements pertaining thereto, whether oral or written, have been merged and integrated into this contract.

29. NOTICE OF ACCEPTANCE: COUNTERPARTS. This proposal shall expire unless accepted in writing by Buyer and Seller, as evidenced by their signatures below, and the offering party receives notice of such acceptance on or before June 19, 1998, (Acceptance Deadline). If accepted, this document shall become a contract between Seller and Buyer. A copy of this document may be executed by each party, separately, and when each party has executed a copy thereof, such copies taken together shall be deemed to be a full and complete contract between the parties.

BUYER: /s/ William E. Harper                DATE: June 17, 1998
      ------------------------------------       ----------------
      William E. Harper
      6237 Nottinghill Gate, Boulder, CO 80301



      Healthcare Investors of America, Inc.
      2990 N. Swan Road, Suite 228, Tucson, AZ 85712

SELLER: /s/ James R. Sellers                DATE: June 17, 1998
       -----------------------------------       ----------------
       By:  James R. Sellers

=================================================================

     The undersigned Broker(s) acknowledges receipt of the earnest money deposit specified in Section 3, and Selling Company confirms its Broker Relationship as set forth in Section 24.

Listing Company

       Prudential LTM, Realtors
       275 South Main Street Suite 100
       Longmont, Colorado 80501
       Phone:  (303) 772-2222, Fax:  (303) 772-1377

       By: /s/ Ken Kanemoto                            June 17, 1998
          -----------------------------------------

       Signature         KEN KANEMOTO, CCIM                  Date

Selling Company

       Select Real Estate Metro Brokers

       By: /s/ Joe Pollard                             June 17, 1998
          ----------------------------------------

       Signature                                             Date

Address:  2220 Meadow Street, Longmont, CO 80501
Phone: 678-7915
Fax:   n/a


  NOTE:  CLOSING INSTRUCTIONS SHOULD BE SIGNED AT THE TIME THIS
CONTRACT IS SIGNED

PARCEL 1:
--------

A tract of land located in the SW1/4 of Section 13, in Township 3
North, Range 68 West of the 6th P.M., County of Weld, State of
Colorado, being more particularly described as follows:

Beginning at a point on the South line of the said SW1/4 of
Section 13 from which the South Quarter corner of said Section 13 bears East, a distance of 513.20 feet;
thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning;
thence West parallel to the said South line of the said SW1/4 a distance of 1013.35 feet;
thence North, a distance of 327.11 feet;
thence East, parallel to the said South line, a distance of
430.04 feet;
thence South 63 degrees 00 minutes East, a distance of 232.90 feet;
thence North 78 degrees 00 minutes East, a distance of 340.40 feet;
thence North, a distance of 64.10 feet;
thence North 88 degrees 00 minutes East, a distance of 42.79 feet;
thence South, a distance of 357.78 feet, more or less, to the True Point of Beginning.

                                                    EXHIBIT 10.99

ESCROW NO.:  8043891
PAGE 1

IF THIS FORM IS USED IN A CONSUMER CREDIT TRANSACTION, CONSULT
LEGAL COUNSEL.

THIS IS A LEGAL INSTRUMENT.  IF NOT UNDERSTOOD, LEGAL, TAX OR
OTHER COUNSEL SHOULD BE CONSULTED BEFORE SIGNING.


                         PROMISSORY NOTE

U.S. $100,000.00                         Longmont, Colorado 80504
                                                    July 24, 1998

     1. FOR VALUE RECEIVED, the undersigned (Borrower) promise(s) to pay Healthcare Investors of America, Inc., a Maryland Corporation

or order, (Note Holder) the principal sum of ONE HUNDRED THOUSAND AND 00/100 U.S. Dollars, with interest on the unpaid principal balance from July 24, 1998, until paid, at the rate of 9.5 percent per annum. Principal and interest shall be payable at 2990 North Swan Road, Suite 228, Tucson, Arizona 85712, or such other place as the Note Holder may designate, in 24 payments of
792.00 Interest Only Dollars (U.S. 792.00 Interest Only), due on the 1st day of each Month, beginning September 1, 1998. Such payments shall continue until the entire indebtedness evidenced by this Note is fully paid; provided, however, if not sooner paid, the entire principal amount outstanding and accrued interest thereon, shall be due and payable on July 24, 2000.

     2. Borrower shall pay to the Note Holder a late charge of 5% of any payment not received by the Note Holder within 15 days after the payment is due.

     3. Payments received for application to this Note shall be applied first to the payment of late charges, if any, second to the payment of accrued interest at the rate specified below, if any, third, to accrued interest first specified above, and the balance applied in reduction of the principal amount hereof.

     4. If any payment required by this Note is not paid when due, or if any default under any Deed of Trust securing this Note occurs, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable at the option of the Note Holder (Acceleration); and the indebtedness shall bear interest at the rate of 15 percent per annum from the date of default. The Note Holder shall be entitled to collect all reasonable costs and expense of collection and/or suit, including, but not limited to reasonable attorneys' fees.

     5. Borrower may prepay the principal amount outstanding under this Note, in whole or in part, at any time without penalty except n/a.



Any partial prepayment shall be applied against the principal amount outstanding and shall not postpone the due date of any subsequent payments or change the amount of such payments.

     6. Borrower and all other makers, sureties, guarantors, and endorsers hereby waive presentment, notice of dishonor and protest, and they hereby agree to any extensions of time of payment and partial payments before, at, or after maturity. This Note shall be the joint and several obligation of Borrower and all other makers, sureties, guarantors and endorsers, and their successors and assigns.

     7. Any notice to Borrower provided for in this Note shall be in writing and shall be given and be effective upon (1) delivery to Borrower (2) mailing such notice by first-class U.S. mail, addressed to Borrower at the Borrower's address stated below, or to such other address as Borrower may designate by notice to the Note Holder. Any notice to the Note Holder shall be in writing and shall be given and be effective upon (1) delivery to the Note Holder or (2) mailing such notice by first-class U.S. mail, to the Note Holder at the address stated in the first paragraph of this Note, or to such other address as Note Holder may designate by notice to Borrower.

     8. The indebtedness evidenced by this Note is secured by a Deed of Trust dated July 24, 1998, and until released said Deed of Trust contains additional rights of the Note Holder. Such rights may cause Acceleration of the indebtedness evidenced by this Note. Reference is made to said Deed of Trust for such additional terms. Such deed of trust grants rights in the property identified as follows:



     PARCEL 1:
     --------

     A tract of land located in the SW1/4 of Section 13, in Township 3 North, Range 68 West of the 6th P.M., County of Weld, State of Colorado, being more particularly described as follows:

     Beginning at a point on the South line of the said SW1/4 of Section 13 from which the South Quarter corner of said Section 13 bears East, a distance of 513.20 feet; thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning; thence West parallel to the said South line of the said SW1/4 a distance of 1013.35 feet; thence North, a distance of 327.11 feet; thence East, parallel to the said South line, a distance of 430.04 feet; thence South 63 degrees 00 minutes East, a distance of
     232.90 feet; thence North 78 degrees 00 minutes East, a distance of 340.40 feet; thence North, a distance of
     64.10 feet; thence North 88 degrees 00 minutes East, a distance of 42.79 feet; thence South, a distance of
     357.78 feet, more or less, to the True Point of Beginning.


See Exhibit "A" for Additional Parcel.

Property address:  5425 Weld County Road 32, Longmont, Colorado
80504

         (CAUTION:  SIGN ORIGINAL NOTE ONLY/RETAIN COPY)

                         /s/ William E. Harper
                         -----------------------------------
                         William E. Harper



Borrower's address: 6237 Nottinghill Gate
               Boulder, Colorado  80301

KEEP THIS NOTE IN A SAFE PLACE.  THE ORIGINAL OF THIS NOTE MUST
BE EXHIBITED TO THE PUBLIC TRUSTEE IN ORDER TO RELEASE A DEED OF
TRUST SECURING THIS NOTE.


                    PAY TO THE ORDER OF PNC BANK, NATIONAL
                    ASSOCIATION, a National banking association, successor by merger to PNC BANK, KENTUCKY, INC., a Kentucky banking corporation formerly known as Citizens Fidelity Bank and Trust Company


                    /s/ F. Dale Markham
                    ---------------------------------------
                    F. Dale Markham, President
                    Healthcare Investors of America, Inc.
                    a Maryland Corporation

                           "EXHIBIT A"
                        LEGAL DESCRIPTION



PARCEL II:
---------

A tract of land located in the SW1/4 of Section 13, Township 3
North, Range 68 West of the 6th P.M., County of Weld, State of
Colorado, being more particularly described as:

Beginning on the South line of the said SW1/4 of Section 13; from which the South Quarter corner of Section 13 bears East, a distance of 166.20 feet;
thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning; thence, continuing North, a distance of 459.90 feet;
thence South 68 degrees 00 minutes West, a distance of 263.00 feet;
thence South 88 degrees 00 minutes West, a distance of 103.21 feet;
thence South, a distance of 357.78 feet;
thence East, a distance of 347.00 feet, more or less to the True Point of Beginning.

EXCEPTING THEREFROM that portion as conveyed to The Callahan
Reservoir and Irrigation Company by Deed dated December 30, 1937 and recorded February 4, 1938 in Book 1021 at Page 600, as
Reception No. 782723.

                                                   EXHIBIT 10.100

IF THIS FORM IS USED IN A CONSUMER CREDIT TRANSACTION, CONSULT
LEGAL COUNSEL.

THIS IS A LEGAL INSTRUMENT.  IF NOT UNDERSTOOD, LEGAL, TAX OR
OTHER COUNSEL SHOULD BE CONSULTED BEFORE SIGNING.

                         PROMISSORY NOTE

U.S.$82,500.00                                 Longmont, Colorado
                                                    July 24, 1998

1. FOR VALUE RECEIVED, the undersigned (Borrower) promise(s) to pay Healthcare Investors of America, Inc., a Maryland Corporation

or order, (Note Holder) the principal sum of EIGHTY TWO THOUSAND FIVE HUNDRED AND 00/100 U.S. Dollars, with interest on the unpaid principal balance from July 24, 1998, until paid, at the rate of
9.5 percent per annum. Principal and interest shall be payable at 2990 North Swan Road, Suite 228, Tucson, Az 85712, or such other place as the Note Holder may designate, in 24 payments of
653.00 Interest Only Dollars (U.S. 653.00 Interest Only), due on the 1st day of each Month, beginning September 1, 1998. Such payments shall continue until the entire indebtedness evidenced by this Note is fully paid; provided, however, if not sooner paid, the entire principal amount outstanding and accrued interest thereon, shall be due and payable on July 24, 2000.



2. Borrower shall pay to the Note Holder a late charge of 5% of any payment not received by the Note Holder within 15 days after the payment is due.

3. Payments received for application to this Note shall be applied first to the payment of late charges, if any, second to the payment of accrued interest at the rate specified below, if any, third, to accrued interest first specified above, and the balance applied in reduction of the principal amount hereof.

4. If any payment required by this Note is not paid when due, or if any default under any Deed of Trust securing this Note occurs, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable at the option of the Note Holder (Acceleration); and the indebtedness shall bear interest at the rate of 15 percent per annum from the date of default. The Note Holder shall be entitled to collect all reasonable costs and expense of collection and/or suit, including, but not limited to reasonable attorneys' fees.

5. Borrower may prepay the principal amount outstanding under this Note, in whole or in part, at any time without penalty except n/a.



Any partial prepayment shall be applied against the principal amount outstanding and shall not postpone the due date of any subsequent payments or change the amount of such payments.


6. Borrower and all other makers, sureties, guarantors, and endorsers hereby waive presentment, notice of dishonor and protest, and they hereby agree to any extensions of time of payment and partial payments before, at, or after maturity. This Note shall be the joint and several obligation of Borrower and all other makers, sureties, guarantors and endorsers, and their successors and assigns.

7. Any notice to Borrower provided for in this Note shall be in writing and shall be given and be effective upon (1) delivery to Borrower (2) mailing such notice by first-class U.S. Mail, addressed to Borrower at the Borrower's address stated below, or to such other address as Borrower may designate by notice to the Note Holder. Any notice to the Note Holder shall be in writing and shall be given and be effective upon (1) delivery to Note Holder or (2) mailing such notice by first-class U.S. mail, to the Note Holder at the address stated in the first paragraph of this Note, or to such other address as Note Holder may designate by notice to Borrower.

8. The indebtedness evidenced by this Note is secured by a Deed of Trust dated July 24, 1998, and until released said Deed of Trust contains additional rights of the Note Holder. Such rights may cause Acceleration of the indebtedness evidenced by this Note. Reference is made to said Deed of Trust for such additional terms. Such deed of trust grants rights in the property identified as follows:


PARCEL II:
---------

A tract of land located in the SW1/4 of Section 13, Township 3 North, Range 68 West of the 6th P.M., County of Weld, State of Colorado, being more particularly described as: Beginning on the South line of the said SW1/4 of Section 13; from which the South quarter corner of Section 13 bears East, a distance of 166.20 feet;
thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning;
thence, continuing North, a distance of 459.90 feet; thence South 68 degrees 00 minutes West, a distance of 263.00 feet; thence South 88 degrees 00 minutes West, a distance of 103.21 feet; thence South, a distance of 357.78 feet;
thence East, a distance of 347.00 feet, more or less to the True Point of Beginning.

EXCEPTING THEREFROM that portion as conveyed to The Callahan
Reservoir and Irrigation Company by Deed dated December 30, 1937 and recorded February 4, 1938 in Book 1021 at Page 600, as
Reception No. 782723.

See Exhibit "A" for Additional Parcel.

Property address:  5425 Weld County Road 32, Longmont, Colorado

         (CAUTION:  SIGN ORIGINAL NOTE ONLY/RETAIN COPY)


                         /s/ William E. Harper
                         -----------------------------------
                         William E. Harper


Borrower's address: 6237 Nottinghill Gate
               Boulder, Colorado  80301


KEEP THIS NOTE IN A SAFE PLACE.  THE ORIGINAL OF THIS NOTE MUST
BE EXHIBITED TO THE PUBLIC TRUSTEE IN ORDER TO RELEASE A DEED OF
TRUST SECURING THIS NOTE

                    PAY TO THE ORDER OF PNC BANK, NATIONAL
                    ASSOCIATION, a National banking association, successor by merger to PNC BANK, KENTUCKY, INC., a Kentucky banking corporation formerly known as Citizens Fidelity Bank and Trust Company


                    /s/ F. Dale Markham
                    ----------------------------------------
                    F. Dale Markham, President
                    Healthcare Investors of America, Inc.
                    a Maryland Corporation

                           "EXHIBIT A"
                        LEGAL DESCRIPTION



PARCEL 1:
--------

A tract of land located in the SW1/4 of Section 13, in Township 3
North, Range 68 West of the 6th P.M., County of Weld, State of
Colorado, being more particularly described as follows:

Beginning at a point on the South line of the said SW1/4 of
Section 13 from which the South Quarter corner of said Section 13 bears East, a distance of 513.20 feet;
thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning; thence West parallel to the said South line of the said SW1/4 a distance of 1013.35 feet;
thence North, a distance of 327.11 feet; thence East, parallel to the said South line, a distance of 430.04 feet;
thence South 63 degrees 00 minutes East, a distance of 232.90 feet; thence North 78 degrees 00 minutes East, a distance of
340.40 feet; thence North, a distance of 64.10 feet; thence
North 88 degrees 00 minutes East, a distance of 42.79 feet; thence South, a distance of 357.78 feet, more or less, to the True Point of Beginning.

                                                   EXHIBIT 10.101

                          DEED OF TRUST
                   (Due on Transfer - Strict)

     THIS DEED OF TRUST is made this 24th day of July, 1998, between William E. Harper (Borrower), whose address is 6237 Nottinghill Gate, Boulder, Colorado 80301; and the Public Trustee of the County in which the Property (see paragraph 1) is situated (Trustee); for the benefit of Healthcare Investors of America, Inc., a Maryland Corporation (Lender), whose address is 2990 North Swan Road, Suite 228, Tucson, Arizona 85712.

     Borrower and Lender covenant and agree as follows:

     1. Property in Trust. Borrower, in consideration of the indebtedness herein recited and the trust herein created, hereby grants and conveys to Trustee in trust, with power of sale, the following described property located in the County of Weld, State of Colorado:


     SEE EXHIBIT "A" ATTACHED HERETO AND MADE PART HEREOF


which has the address of 5425 Weld County Road 32, Longmont, Colorado 80504 (Property Address) together with all its appurtenances (Property).
     2. Note; Other Obligations Secured. This Deed of Trust is given to secure to Lender:
       A. the repayment of the indebtedness evidenced by Borrower's notes (Note) dated July 24, 1998, in the principal sum of $82,500.00 U.S. Dollars, with interest on the unpaid principal balance from July 24, 1998, until paid, at the rate of 9.5 percent per annum, with principal and interest payable at 2990 North Swan Road, Suite 228, Tucson, Arizona 85712 or such other place as the Lender may designate, in 24 payments of 653.00 Interest Only Dollars (U.S. $653.00 Interest Only) due on the 1st day of each Month beginning September 1, 1998; such payments to continue until the entire indebtedness evidenced by said Note is fully paid; however, if not sooner paid, the entire principal amount outstanding and accrued interest thereon, shall be due and payable on July 24, 2000; and Borrower is to pay to Lender a late charge of 5% of any payment not received by the Lender within 15 days after payment is due; and Borrower has the right to prepay the principal amount outstanding under said Note, in whole or in part, at any time without penalty except n/a
       B. the payment of all other sums, with interest thereon at 15% per annum, disbursed by Lender in accordance with this Deed of Trust to protect the security of this Deed of Trust; and
       C. the performance of the covenants and agreements of Borrower herein contained.
     3. Title. Borrower covenants that Borrower owns and has the right to grant and covey the Property, and warrants title to the same, subject to general real estate taxes for the current year, easements of record or in existence, and recorded declarations, restrictions, reservations and covenants, if any, as of this date and except
     4. Payment of Principal and Interest. Borrower shall promptly pay when due the principal of and interest on the indebtedness evidenced by the Note, and late charges as provided in the Note and shall perform all of Borrower's other covenants contained in the Note.
     5. Application of Payments. All payments received by Lender under the terms hereof shall be applied by Lender first in payment of amounts due pursuant to paragraph 23 (Escrow Funds for Taxes and Insurance), then to amounts disbursed by Lender pursuant to paragraph 9 (Protection of Lender's Security), and the balance in accordance with the terms and conditions of the Note.
     6. Prior Mortgages and Deeds of Trust; Charges; Liens. Borrower shall perform all of Borrower's obligations under any prior deed of trust and any other prior liens. Borrower shall pay all taxes, assessments and other charges, fines and impositions attributable to the property which may have or attain a priority over this Deed of Trust, and leasehold payments or ground rents, if any, in the manner set out in paragraph 23 (Escrow Funds for Taxes and Insurance) or, if not required to be paid in such manner, by Borrower making payment when due, directly to the payee thereof. Despite the foregoing, Borrower shall not be required to make payments otherwise required by this paragraph if Borrower, after notice to Lender, shall in good faith contest such obligation by, or defend enforcement of such obligation in, legal proceedings which operate to prevent the enforcement of the obligation or forfeiture of the Property or any part thereof, only upon Borrower making all such contested payments and other payments as ordered by the court to the registry of the court in which such proceedings are filed.
     7. Property Insurance. Borrower shall keep the improvements now existing or hereafter erected on the Property insured against loss by fire or hazards including within the term "extended coverage" in an amount at least equal to the lesser of
(1) the insurable value of the Property or (2) an amount sufficient to pay the sums secured by this Deed of Trust as well as any prior encumbrances on the Property. All of the foregoing shall be known as "Property Insurance".
     The insurance carrier providing the insurance shall be qualified to write Property Insurance in Colorado and shall be chosen by Borrower subject to Lender's right to reject the chosen carrier for reasonable cause. All insurance policies and renewals thereof shall include a standard mortgage clause in favor of Lender, and shall provide that the insurance carrier shall notify Lender at least ten (10) days before cancellation, termination or any material change of coverage. Insurance policies shall be furnished to Lender at or before closing. Lender shall have the right to hold the policies and renewals thereof.
     In the event of loss, Borrower shall give prompt notice to the insurance carrier and Lender. Lender may make proof of loss if not made promptly by Borrower.
     Insurance proceeds shall be applied to restoration or repair of the Property damaged, provided such restoration or repair is economically feasible and the security of this Deed of Trust is not thereby impaired. If such restoration or repair is not economically feasible or if the security of this Deed of Trust would be impaired, the insurance proceeds shall be applied to the sums secured by this Deed of Trust, with the excess, if any, paid to Borrower. If the Property is abandoned by Borrower, or if Borrower fails to respond to Lender within 30 days from the date notice is given in accordance with paragraph 16 (Notice) by Lender to Borrower that the insurance carrier offers to settle a claim for insurance benefits, Lender is authorized to collect and apply the insurance proceeds, at Lender's option, either to, restoration or repair of the Property or to the sums secured by this Deed of Trust.
     Any such application of proceeds to principal shall not extend or postpone the due date of the installments referred to in paragraphs 4 (Payment of Principal and Interest) and 23 (Escrow Funds for Taxes and Insurance) or change the amount of such installments. Notwithstanding anything herein to the contrary, if under paragraph 18 (Acceleration; Foreclosure; Other Remedies) the Property is acquired by Lender, all right, title and interest of Borrower in any to any insurance policies and in and to the proceeds thereof resulting from damage to the Property prior to the sale or acquisition shall pass to Lender to the extent of the sums secured by this Deed of Trust immediately prior to such sale or acquisition.
     All of the rights of Borrower and Lender hereunder with respect to insurance carriers, insurance policies and insurance proceeds are subject to the rights of any holder of a prior deed of trust with respect to said insurance carriers, policies and proceeds.
     8. Preservation and Maintenance of Property. Borrower shall keep the Property in good repair and shall not commit waste or permit impairment or deterioration of the Property and shall comply with the provisions of any lease in this Deed of Trust is on a leasehold. Borrower shall perform all of Borrower's obligations under any declarations, covenants, bylaws, rules, or other documents governing the use, ownership or occupancy of the Property.
     9. Protection of Lender's Security. Except when Borrower has exercised Borrower's rights under paragraph 6 above, if the Borrower fails to perform the covenants and agreements contained in this Deed of Trust, or if a default occurs in a prior lien, or if any action or proceeding is commenced which materially affects Lender's interest in the Property, then Lender, at Lender's option, with notice to Borrower if required by law, may make such appearances, disburse such sums and take such action as is necessary to protect Lender's interest, including, but not limited to, disbursement of reasonable attorney's fees and entry upon the Property to make repairs. Borrower hereby assigns to Lender any right Borrower may have reason of any prior encumbrance on the Property or by law or otherwise to cure any default under said prior encumbrance.
     Any amounts disbursed by Lender pursuant to this paragraph 9, with interest thereon, shall become additional indebtedness of Borrower secured by this Deed of Trust. Such amounts shall be payable upon notice from Lender to Borrower requesting payment thereof, and Lender may bring suit to collect any amounts so disbursed plus interest specified in paragraph 28 (Note; Other Obligations Secured). Nothing contained in this paragraph 9 shall require Lender to incur any expense or take any action hereunder.
     10. Inspection. Lender may make or cause to be made reasonable entries upon and inspection of the Property, provided that Lender shall give Borrower notice prior to any such inspection specifying reasonable cause therefore related to Lender's interest in the Property.
     11. Condemnation. The proceeds of any award or claim for damages, direct or consequential, in connection with any condemnation or other taking of the Property, or part thereof, or for conveyance in lieu of condemnation, are hereby assigned and shall be paid to Lender as herein provided. However, all of the rights of Borrower and Lender hereunder with respect to such proceeds are subject to the rights of any holder of a prior deed of trust.
     In event of a total taking of the Property, the proceeds shall be applied to the sums secured by this Deed of Trust, with the excess, if any, paid to Borrower. In the event of a partial taking of the Property, the proceeds remaining after taking out any part of the award due any prior lien holder (net award) shall be divided between Lender and Borrower, in the same ratio as the amount of the sums secured by this Deed of Trust immediately prior to the date of taking bears to Borrower's equity in the Property immediately prior to the date of taking. Borrower's equity in the Property means the fair market value of the Property less the amount of sums secured by both this Deed of Trust and all prior liens (except taxes) that are to receive any of the award, all at the value immediately prior to the date of taking.
     If the property is abandoned by Borrower, or if, after notice by Lender to Borrower that the condemnor offers to make an award or settle a claim for damages. Borrower fails to respond to Lender within 30 days after the date such notice is given, Lender is authorized to collect and apply the proceeds, at Lender's option, either to restoration or repair of the Property or to the sums secured by this Deed of Trust.
     Any such application of proceeds to principal shall not extend or postpone the due date of the installments referred to in paragraphs 4 (Payment of Principal and Interest) and 23 (Escrow Funds for Taxes and Insurance) nor change the amount of such installments.
     12. Borrower Not Released. Extension of the time for payment or modification of amortization of the sums secured by this Deed of Trust granted by Lender to any successor in interest of Borrower shall not operate to release, in any manner, the liability of the original Borrower, nor Borrower's successors in interest, from the original terms of this Deed of Trust. Lender shall not be required to commence proceedings against such successor or refuse to extend time for payment or otherwise modify amortization of the sums secured by this Deed of Trust by reason of any demand made by the original Borrower nor Borrower's successors in interest.
     13. Forbearance by Lender Not a Waiver. Any forbearance by Lender in exercising any right or remedy hereunder, or otherwise afforded by law, shall not be a waiver or preclude the exercise of any such right or remedy.
     14. Remedies Cumulative. Each remedy provided in the Note and this Deed of Trust is distinct from and cumulative to all other rights or remedies under the Note and this Deed of Trust or afforded by law or equity, and may be exercised concurrently, independently or successively.
     15. Successors and Assigns Bound; Joint and Several Liability; Captions. The covenants and agreements herein contained shall bind, and the rights hereunder shall inure to, the respective successors and assigns of Lender and Borrower, subject to the provisions of paragraph 24 (Transfer of the Property; Assumption). All covenants and agreements of Borrower shall be joint and several. The captions and headings of the paragraphs of this Deed of Trust are for convenience only and are not to be used to interpret or define the provisions hereof.
     16. Notice. Except for any notice required by law to be given in another manner, (a) any notice to Borrower provided for in this Deed of Trust shall be in writing and shall be given and be effective upon (1) delivery to Borrower or (2) mailing such notice by first-class U.S. mail, addressed to Borrower at Borrower's address stated herein or at such other address as Borrower may designate by notice to Lender as provided herein, and (b) any notice to Lender shall be in writing and shall be given and be effective upon (1) delivery to Lender or (2) mailing such notice by first-class U.S. mail, to Lender's address stated herein or to such other address as Lender may designate by notice to Borrower as provided herein. Any notice provided for in this Deed of Trust shall be deemed to have been given to Borrower or Lender when given in any manner designated herein.
     17. Governing Law; Severability. The Note and this Deed of Trust shall be governed by the law of Colorado. In the event that any provision or clause of this Deed of Trust or the Note conflicts with the law, such conflict shall not affect other provisions of this Deed of Trust or the Note which can be given effect without the conflicting provision, and to this end the provisions of the Deed of Trust and Note are declared to be severable.
     18. Acceleration; Foreclosure; Other Remedies. Except as provided in paragraph 24 (Transfer of the Property; Assumption), upon Borrower's breach of any covenant or agreement of Borrower in this Deed of Trust, or upon any default in a prior lien upon the Property, (unless Borrower has exercised Borrower's rights under paragraph 6 above), at Lender's option, all of the sums secured by this Deed of Trust shall be immediately due and payable (Acceleration). To exercises this option, Lender may invoke the power of sale and any other remedies permitted by law. Lender shall be entitled to collect all reasonable costs and expenses incurred in pursuing the remedies provided in this Deed of Trust, including, but not limited to, reasonable attorney's fees.
     If Lender invokes the power of sale, Lender shall give written notice to Trustee of such election. Trustee shall give such notice to Borrower of Borrower's rights as is provided by law. Trustee shall record a copy of such notice as required by law. Trustee shall advertise the time and place of the sale of the Property, for not less than four weeks in a newspaper of general circulation in each county in which the Property is situated, and shall mail copies of such notice of sale to Borrower and other persons as prescribed by law. After the lapse of such time as may be required by law, Trustee, without demand on Borrower, shall sell the Property at public auction to the highest bidder for cash at the time and place (which may be on the Property or any part thereof as permitted by law) in one or more parcels as Trustee may think best and in such order as Trustee may determine. Lender or Lender's designee may purchase the Property at any sale. It shall not be obligatory upon the purchaser at any such sale to see the application of the purchase money.
     Trustee shall apply the proceeds of the sale in the following order: (a) to all reasonable costs and expenses of the sale, including, but not limited to, reasonable Trustee's and attorney's fees and costs of title evidence; (b) to all sums secured by this Deed of Trust; and (c) the excess, if any, to the person or persons legally entitled thereto.
     19. Borrower's Right to Cure Default. Whenever foreclosure is commenced for nonpayment of any sums due hereunder, the owners of the Property or parties liable hereon shall be entitled to cure said defaults by paying all delinquent principal and interest payments due as of the date of cure, costs, expenses, late charges, attorney's fees and other fees all in the manner provided by law. Upon such payment, this Deed of Trust and the obligations secured hereby shall remain in full force and effect as though no Acceleration had occurred, and the foreclosure proceedings shall be discontinued.
     20. Assignment of Rents; Appointment of Receiver; Lender in Possession. As additional security hereunder, Borrower hereby assigns to Lender the rents of the Property; however, Borrower shall, prior to Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies) or abandonment of the Property, have the right to collect and retain such rents as they become due and payable.
     Lender or the holder of the Trustee's certificate of purchase shall be entitled to a receiver for the Property after Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies), and shall also be so entitled during the time covered by foreclosure proceedings and the period of redemption, if any; and shall be entitled thereto as a matter of right without regard to the solvency or insolvency of Borrower or of the then owner of the Property, and without regard to the value thereof. Such receiver may be appointed by any Court of competent jurisdiction upon ex parte application and without notice -- notice being hereby expressly waived.
     Upon Acceleration under paragraph 18 (Acceleration; Foreclosure; Other Remedies) or abandonment of the Property, Lender, in person, by agent or by judicially-appointed receiver, shall be entitled to enter upon, take possession of and manage the Property and to collect the rents of the Property including those past due. All rents collected by Lender or the receiver shall be applied, first, to payment of the costs of preservation and management of the Property, second, to payments due upon prior liens, and then to the sums secured by this Deed of Trust. Lender and the receiver shall be liable to account only for those rents actually received.
     21. Release. Upon payment of all sums secured by this Deed of Trust, Lender shall cause Trustee to release this Deed of Trust and shall produce for Trustee the Note. Borrower shall pay all costs of recordation and shall pay the statutory Trustee's fees. If Lender shall not produce the Note as aforesaid, then Lender, upon notice in accordance with paragraph 16 (Notice) from Borrower to Lender, shall obtain, at Lender's expense, and file any lost instrument bond required by Trustee or pay the cost thereof to effect the release of this Deed of Trust.
     22. Waiver of Exemptions. Borrower hereby waives all right of homestead and any other exemption in the Property under state or federal law presently existing or hereafter enacted.
     23. Escrow Funds for Taxes and Insurance. This paragraph 23 is not applicable if Funds as defined below are being paid pursuant to a prior encumbrance. Subject to applicable law, Borrower shall pay to Lender, on each day installments of principal and interest are payable under the Note, until the Note is paid in full, a sum (herein referred to as "Funds") equal to n/a of the yearly taxes and assessments which may attain priority over this Deed of Trust, plus n/a of yearly premium installments for Property Insurance, all as reasonably estimated initially and from time to time by Lender on the basis of assessments and bills and reasonable estimated thereof, taking into account any excess Funds not used or shortages.
     The principal of the funds shall be held in a separate account by the Lender in trust for the benefit of the Borrower and deposited in an institution the deposits or accounts of which are insured or guaranteed by a federal or state agency. Lender shall apply the Funds to pay said taxes, assessments and insurance premiums. Lender may not charge for so holding and applying the Funds, analyzing said account or verifying and compiling said assessments and bills. Lender shall not be required to pay Borrower any interest or earnings on the Funds. Lender shall give to Borrower, without charge, an annual accounting of the Funds showing credits and debits to the Funds and the purpose for which each debit to the Funds was made. The Funds are pledged as additional security for the sums secured by this Deed of Trust.
     If the amount of the Funds held by Lender shall not be sufficient to pay taxes, assessments and insurance premiums as they fall due, Borrower shall pay to Lender any amount necessary to make up the deficiency within 30 days from the date notice is given in accordance with paragraph 16 (Notice) by Lender to Borrower requesting payment thereof.
     Upon payment in full of all sums secured by this Deed of Trust, Lender shall simultaneously refund to Borrower any Funds held by Lender. If under paragraph 18 (Acceleration; Foreclosure; Other Remedies) the Property is sold or the Property is otherwise acquired by Lender, Lender shall apply, no later than immediately prior to the sale of the Property or its acquisition by Lender, whichever occurs first, any Funds held by Lender at the time of application as a credit against the sums secured by this Deed of Trust.
     24. Transfer of the Property; Assumption. The following events shall be referred to herein as a "Transfer": (i) a transfer or conveyance of title (or any portion thereof, legal or equitable) of the Property (or any part thereof or interest therein), (ii) the execution of a contract or agreement creating a right to title (or any portion thereof, legal or equitable) in the Property (or any part thereof or interest therein), (iii) or an agreement granting a possessory right in the Property (or any portion thereof), in excess of three (3) years, (iv) a sale or transfer of, or the execution of a contract or agreement creating a right to acquire or receive, more than fifty percent (50%) of the controlling interest or more than fifty percent (50%) of the beneficial interest in the Borrower, (v) the reorganization, liquidation or dissolution of the Borrower. Not to be included as a Transfer are (i) the creation of a lien or encumbrance subordinate to this Deed of Trust, (ii) the creation of a purchase money security interest for household appliances, or
(iii) a transfer by devise, descent or by operation of the law upon the death of a join tenant. At the election of Lender, in the event of each and every Transfer:
       (a) All sums secured by this Deed of Trust shall become immediately due and payable (Acceleration).
       (b) If a Transfer occurs and should Lender not exercise Lender's option pursuant to this paragraph 24 to Accelerate, Transferee shall be deemed to have assumed all of the obligations of Borrower under this Deed of Trust including all sums secured hereby whether or not the instrument evidencing such conveyance, contract or grant expressly so provides. This covenant shall run with the Property and remain in full force and
effect until said sums are paid in full.   The Lender may without
notice to the Borrower deal with Transferee in the same manner as with the Borrower with reference to said sums including the payment or credit to Transferee of undisbursed reserve Funds on payment in full of said sums, without in any way altering or discharging the Borrower's liability hereunder for the obligations hereby secured.
       (c) Should Lender not elect to Accelerate upon the occurrence of such Transfer then, subject to (b) above, the mere fact of a lapse of time or the acceptance of payment subsequent to any of such events, whether or not Lender had actual or constructive notice of such Transfer, shall not be deemed a waiver of Lender's right to make such election nor shall Lender be estopped therefrom by virtue thereof. The issuance on behalf of the Lender of a routine statement showing the status of the loan, whether or not Lender had actual or constructive notice of such Transfer, shall not be a waiver or estoppel of Lender's said rights.
     25. Borrower's Copy. Borrower acknowledges receipt of a copy of the Note and of this Deed of Trust.

                         EXECUTED BY BORROWER


                         /s/ William E. Harper
                         -----------------------------------
                         William E. Harper


STATE OF COLORADO        )
                         ) ss.  The forgoing instrument was
County of Weld           )      acknowledged before me this
                                24th day of July, 1998

by William E. Harper

Witness my hand and official seal.
My commission expires               /s/ Kelly L. Belden
August 9, 1999                     -----------------------------
                                   1113 Tenth Avenue
No. TD 72-11-83                    Greeley, Colorado 80631


     26. *Borrower agrees to operate and maintain the wastewater treatment system (the System) located on a portion of the Property in accordance iwht applicable law, including but not limited to the regulations of the Colorado Department of Health, Water Quality Control Division (the Dividion). Borrower further agrees to submit timely all Discharge Monitoring Reports to the Division with copies of any such Reports to be delivered to Lender no later than the 15th calendar day of each month when each such Report is due. Borrower agrees to pay timely any fines imposed with respect to the System and to undertake at all times to maintain the permit related to the System. Failure to comply with this paragraph will result in the rights made available to lender under paragraph 18 hereof.

"EXHIBIT A"
LEGAL DESCRIPTION



     PARCEL 1:
     --------

     A tract of land located in the SW1/4 of Section 13, in Township 3 North, Range 68 West of the 6th P.M., County of Weld, State of Colorado, being more particularly described as follows:

     Beginning at a point on the South line of the said SW1/4 of Section 13 from which the South Quarter corner of said Section 13 bears East, a distance of 513.20 feet; thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning; thence West parallel to the said South line of the said SW1/4 a distance of 1013.35 feet; thence North, a distance of 327.11 feet; thence East, parallel to the said South line, a distance of 430.04 feet; thence South 63 degrees 00 minutes East, a distance of
     232.90 feet; thence North 78 degrees 00 minutes East, a distance of 340.40 feet; thence North, a distance of
     64.10 feet; thence North 88 degrees 00 minutes East, a distance of 42.79 feet; thence South, a distance of
     357.78 feet, more or less, to the True Point of Beginning.


     PARCEL II:
     ---------

     A tract of land located in the SW1/4 of Section 13, Township 3 North, Range 68 West of the 6th P.M., County of Weld, State of Colorado, being more particularly described as:

     Beginning on the South line of the said SW1/4 of
     Section 13; from which the South quarter corner of
     Section 13 bears East, a distance of 166.20 feet; thence North, at a right angle to the said South line, a distance of 30.00 feet to the True Point of Beginning; thence, continuing North, a distance of
     459.90 feet; thence South 68 degrees 00 minutes West, a distance of 263.00 feet; thence South 88 degrees 00 minutes West, a distance of 103.21 feet; thence South, a distance of 357.78 feet; thence East, a distance of
     347.00 feet, more or less to the True Point of Beginning.

     EXCEPTING THEREFROM that portion as conveyed to The
     Callahan Reservoir and Irrigation Company by Deed dated
     December 30, 1937 and recorded February 4, 1938 in Book
     1021 at Page 600, as Reception No. 782723.

THIS INSTRUMENT PREPARED BY:
----------------------------

/s/ Arthur A. Rouse
----------------------------
Arthur A. Rouse
WYATT, TARRANT & COMBS
2700 Citizens Plaza
Louisville, Kentucky  40202
(502) 562-7508



            COLLATERAL ASSIGNMENT OF PROMISSORY NOTES
            -----------------------------------------
                       AND DEEDS OF TRUST
                       ------------------

       THIS COLLATERAL ASSIGNMENT OF PROMISSORY NOTES AND DEEDS OF TRUST (the "Assignment") is executed by the parties to it actually on the respective dates indicated in the notarial certificates affixed below, but is made and delivered effective as of July 24, 1998, by and between [i] HEALTHCARE INVESTORS OF AMERICA, INC., a Maryland corporation having its principal office at 2990 North Swan Road, Suite 228, Tucson, Arizona 85712 ("Borrower"), and [ii] PNC BANK, NATIONAL ASSOCIATION, a national banking association ("Lender") having an address of 500 West Jefferson Street, Louisville, Jefferson County, Kentucky 40202, that is successor by merger to PNC BANK, KENTUCKY, INC., a Kentucky banking corporation formerly known as Citizens Fidelity Bank and Trust Company ("PNCKY").
                            RECITALS
       A. Borrower is indebted to Lender for the principal of and accrued and unpaid interest on and any other sums due under each of the two promissory notes as follows (collectively, the "PNC Notes"): [i] Promissory Note (Renewal and Increase) dated as of May 4, 1990, made by Borrower (formerly known as Harbor American Health Care Trust, Inc.) to the order of Lender (as successor by merger to PNCKY, formerly known as Citizens Fidelity Bank and Trust Company) in face principal amount of $3,900,000 (including any and all extensions, renewals and amendments thereto, and substitutions and replacements therefor, the "1990 Note"), and [ii] Promissory Note (Renewal and Increase) dated as of September 20, 1992, made by Borrower in face principal amount of $2,002,542.48 (including any and all extensions, renewals and amendments thereto, and substitutions and replacements therefor, the "1992 Note").

       B. Borrower is the payee and holder of two promissory notes (collectively, the "Harper Notes"), each secured by a Deed of Trust (collectively, the "Deeds of Trust"), as follows: [i] Promissory Note dated as of July 24, 1998 made by WILLIAM E. HARPER, whose address is 6237 Nottinghill Gate, Boulder, Colorado 80301 ("Mr. Harper"), to the order of Borrower in face principal amount of $100,000, secured by a Deed of Trust dated as of July 24, 1998 granted by Mr. Harper to the Public Trustee of Weld
County, Colorado, recorded July    , 1998, in the public records
                                ---
 of Weld County, Colorado at Reception No.      , Book       ,
                                           -----       ------
Page       , and [ii] Promissory Note dated as of July 24, 1998
     ------
made by Mr. Harper to the order of Borrower in the face principal amount of $82,500, secured by a Deed of Trust dated as of July 24 granted by Mr. Harper to the Public Trustee of Weld County,
Colorado, recorded July    , 1998, in the public records of Weld
                        ---
County, Colorado at Reception No.        , Book       , Page
                                  -------       ------
      .
------

       C. Lender has required Borrower to collaterally assign the Harper Notes and Deeds of Trust to Lender as security for the payment of PNC Notes, and in conjunction with the execution and delivery of this Assignment Borrower is endorsing each of the Harper Notes to the order of Lender and delivering possession of the Notes and Deeds of Trust to Lender.

       NOW, THEREFORE, in consideration of the premises, and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and intending to be legally bound, it is hereby agreed as follows:

     1. Borrower hereby collaterally assigns to Lender all of the right, title and interest of Borrower in and to the Harper Notes and the Deeds of Trust (collectively, the "Collateral"), as security for the payment in full on their respective due date(s) of all the indebtedness evidenced by each of the PNC Notes and all of the other obligations of Borrower under any and all security documents and other documents delivered by Borrower to secure or otherwise pertaining to either of the PNC Notes (such indebtedness and obligations are referred to collectively hereinafter as the "Obligations"), and Lender is hereby vested with all of the rights and remedies of Borrower under and with respect to the Harper Notes, the Deeds of Trust and the Collateral just as though Lender originally were the obligee under the Notes and the beneficiary under the Deeds of Trust.

     2. Borrower represents and warrants that it is the true and lawful holder and owner of the entire interest of the obligee under each of the Harper Notes and the Deeds of Trust, that the same are not subject to any offsets or defenses to all of the rights and remedies thereunder of the holder of each of the Harper Notes and the beneficiary under each of the Deeds of Trust; that this Assignment does not conflict with or constitute a breach under any of the organizational documents governing Borrower or any agreements to which Borrower is a party or by which Borrower is bound; that this Assignment constitutes a legal, valid and binding obligation upon Borrower, enforceable in accordance with the terms thereof ; that the outstanding principal amount of each of the Harper Notes as of the date of this Assignment is $100,000 and $82,500, respectively; and that Mr. Harper is not indebted to Borrower as of the date of this Assignment except for the indebtedness evidenced by the Notes.

     3. Except for payments of interest under each of the Harper Notes as the same becomes due, which, prior to any default under any of the PNC Notes or other Obligations, may be paid to Borrower directly and disposed of by Borrower as Borrower determines, all payments of principal and interest and any other sums due under any the Harper Notes shall be remitted to Lender rather than to Borrower and Lender shall be permitted, at the sole and exclusive option of Lender, either to retain the same as cash collateral for the Obligations or to apply the same to payment of the indebtedness evidenced by the PNC Notes and the other Obligations in such order as Lender elects. Any payments in respect of the Harper Notes received by Borrower and not permitted under this Section shall be and constitute a trust fund held by Borrower for the benefit of Lender, and Borrower shall immediately, without demand, remit each such payment to Lender for disposition as provided above.

     4. Borrower shall not incur any indebtedness to Mr. Harper. Borrower shall advise Lender immediately upon Borrower becoming aware of any default in the payment of either of the Harper Notes or performance of the obligations of the grantor under either of the Deeds of Trust, and Borrower shall not waive any such default without first obtaining on each occasion thereof the express prior written consent of Lender (any purported waiver without such written consent being void and of no effect). Borrower shall provide Lender, promptly upon request of Lender, with notice of the amount of indebtedness outstanding under each of the Harper Notes, and copies of checks or other evidence of all payments made under each of the Harper Notes.

     5. Borrower shall maintain and preserve the Collateral and, without limitation of the foregoing, the enforceability of all of the provisions of the Harper Notes and the Deeds of Trust and shall defend the same against the claims and demands of all persons and entities. Without limiting the generality of the foregoing, Borrower shall not forgive or compromise or permit the discharge (except by the payment in money thereof) of any of the indebtedness evidenced by either of the Harper Notes, nor consent to any amendment or modification of either of the Harper Notes or the Deeds of Trust, without first obtaining upon each occasion thereof the express written consent of Lender (any such purported forgiveness, compromise, discharge or amendment without such consent being void and of no effect). Borrower shall not permit any material part of the Collateral to levied upon under any legal process.

     6. Borrower hereby irrevocably appoints Lender as the attorney in fact of Borrower to do all acts and things which Lender may deem necessary or appropriate to perfect and continue perfected and enforceable the security interests in the Collateral granted pursuant to this Assignment, and to protect the rights and enforce all remedies granted to Borrower pursuant to the Harper Notes and the Deeds of Trust, including, but not in any way limited to, the execution, filing and recording of UCC-1 and other financing statements covering the Collateral and the bringing of actions to collect either or both of the Harper Notes and to foreclose upon the property granted pursuant to the Deeds of Trust, or either of them, in Borrower's name, as Borrower's attorney in fact, wherever and whenever Lender deems appropriate. All fees and taxes required for or in connection with any such filings, and all costs of enforcement of either of the Harper Notes or the Deeds of Trust incurred by Lender, shall be paid for by Borrower immediately upon demand of Lender and if paid by Lender, Borrower shall provide reimbursement therefor, with interest thereon at the highest rate in effect prior to a default, under the PNC Notes.

     7. Any default by Borrower under this Assignment shall constitute a default under the PNC Notes entitling Lender to declare all of the obligations thereunder to be immediately due and payable in full, without demand or notice of any kind, and Lender shall have all the rights and remedies in and against the Harper Notes, the Deeds of Trust and otherwise as provided under applicable law and in equity.

     8. Borrower acknowledges and agrees that Lender shall be under no obligation whatsoever to monitor the compliance by Mr. Harper with the provisions of the Harper Notes or the Deeds of Trust or to enforce any rights or remedies thereunder unless and until Lender elects to do so. Borrower agrees that the whole or any part of the Collateral may be exchanged, compromised or surrendered by Lender from time to time and that the provisions of the Harper Notes and the Deeds of Trust may be modified, amended or waived on one or more occasions and that Borrower shall remain bound hereunder and under the PNC Notes and the other Obligations notwithstanding any such actions or omissions by Lender. The ability of Lender to pursue its remedies under this Assignment shall be direct and immediate and not conditional or contingent upon the pursuit of any remedies against Borrower or any other person or entity or against any or all of the other security or liens available to the Lender for the payment of the Obligations, and Borrower hereby waives any claim to marshaling of assets.

     9. This Assignment constitutes the final, complete and exclusive agreement of the parties to it with regard to its subject matter and supercedes all prior written and oral agreements pertaining to it, may be executed in any number of counterparts, each of which shall be an original and all of which taken together shall constitute one and the same Assignment, and may not be modified or amended except pursuant to a written agreement signed by the party charged with such amendment.

       IN WITNESS WHEREOF, this Assignment has been executed by the parties to it on the dates indicated in the notarial certifi-cates below but delivered effective as of the date first above written.

                         "Borrower"

                         Healthcare Investors of America, Inc., a
                         Maryland corporation


                         By: /s/ F. Dale Markham
                            -------------------------------
                               F. Dale Markham, President


                         "Lender"

                         PNC Bank, National Association,
                         a national banking association


                         By: /s/ Lawrence E. Reynolds
                            -------------------------------
                               Lawrence E. Reynolds,
                                Vice President


STATE OF                 )
         --------------
                         ):SS
COUNTY OF                )
          -------------

       The foregoing Assignment was acknowledged before me this
      day of July, 1998, by F. Dale Markham, as President of
-----
Healthcare Investors of America, Inc., a Maryland corporation, on behalf of the corporation.

       Witness my hand and official seal.

       My commission expires:
                              ---------------------------------


                              ---------------------------------
                              Notary Public


STATE OF KENTUCKY        )
                         ):SS
COUNTY OF JEFFERSON      )

       The foregoing Assignment was acknowledged before me this
      day of July, 1998, by Lawrence E. Reynolds, as Vice
-----
President of PNC Bank, National Association that is successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corpora-tion, on behalf of the association.

       Witness my hand and official seal.

       My commission expires:
                              ---------------------------------


                              ----------------------------------
                              Notary Public

The printed portions of this form have been approved by the Colorado Real Estate Commission. (CBS 5B-9-95)

THIS FORM HAS IMPORTANT LEGAL CONSEQUENCES AND THE PARTIES SHOULD
CONSULT LEGAL AND TAX OR OTHER COUNSEL BEFORE SIGNING.

                           COMMERCIAL
              CONTRACT TO BUY AND SELL REAL ESTATE
                  (FINANCING SECTIONS OMITTED)

                                                   August 6, 1998
                                                   --------------

     1. PARTIES AND PROPERTY. Continuum Health Partnership Inc. and/or assigns, buyer(s) [Buyer], (as joint tenants/tenants in common) agrees to buy, and the undersigned seller(s) [Seller], agrees to sell, on the terms and conditions set forth in this contract, the following described real estate in the County of Weld, Colorado, to wit:

     1819 Birch Avenue, Greeley, CO

     Legal to be attached and made a part of this Contract

known as No. 1819 Birch Avenue, Greeley, CO 80631, together with all interest of Seller in vacated streets and alleys adjacent thereto, all easements and other appurtenances thereto, all improvements thereon and all attached fixtures thereon, except as herein excluded (collectively the Property).

     2. INCLUSIONS/EXCLUSIONS. The purchase price includes the following items (a) if attached to the Property on the date of this contract: lighting, heating, plumbing, ventilating, and air conditioning fixtures, TV antennas, water softeners, smoke/fire/burglar alarms, security devices, inside telephone wiring and connecting blocks/jacks, plants, mirrors, floor coverings, intercom systems, built-in kitchen appliances, sprinkler systems and controls; (b) if on the Property whether attached or not on the date of this contract: storm windows, storm doors, window and porch shades, awnings, blinds, screens, curtain rods, drapery rods, all keys and (c) all personal property located on premises. The above-described included items (Inclusions) are to be conveyed to Buyer by Seller by bill of sale at the closing, free and clear of all taxes, liens and encumbrances, except as provided in Section 12. The following attached fixtures are excluded from this sale: NONE.

     3. PURCHASE PRICE AND TERMS. The purchase price shall be $250,000, payable in U.S. dollars by Buyer as follows:
     (a) ERNEST MONEY. $15,000 in the form of check, as earnest money deposit and part payment of the purchase price, payable to and held by Transnation Title & Insurance Co., broker, in its trust account on behalf of both Seller and Buyer. Broker is authorized to deliver the earnest money deposit to the closing agent, if any, at or before Closing.
     The balance of $235,000 (purchase price less earnest money) shall be paid as follows:
     (b) CASH AT CLOSING. $235,000, plus closing costs, to be paid by Buyer at closing in funds which comply with all applicable Colorado laws, which include cash, electronic transfer funds, certified check, savings and loan teller's check, and cashier's check (Good Funds). Subject to the provisions of
Section 4, if the existing loan balance at the time of closing shall be different from the loan balance in Section 3, the adjustment shall be made in Good Funds at closing or paid as follows: NONE 1/2 of Escrow Cost.

     4.   FINANCING CONDITIONS AND OBLIGATIONS.  Cash at Closing.

   FINANCING TERMS, CONDITIONS AND OBLIGATIONS, PERTAINING TO
SECTIONS 3 AND 4, ARE ATTACHED BY REAL ESTATE COMMISSION APPROVED
ADDENDUM AS FOLLOWS:  (check as applicable)

[ ] New Loan
[ ] Assumption
[ ] Seller or Private Third-Party Financing

     5.   APPRAISAL PROVISION.  (Check only one box.)  This
Section 5 [ ] shall  [X] shall not apply.

     6. COST OF APPRAISAL. Cost of any appraisal to be obtained after the date of this contract shall be timely paid by N/A.

     7. NOT ASSIGNABLE. This contract shall not be assignable by Buyer without Seller's prior written consent. Except as so restricted, this contract shall inure to the benefit of and be binding upon the heirs, personal representatives, successors and assigns of the parties.

     8. EVIDENCE OF TITLE. Seller shall furnish to Buyer, at Seller's expense, either a current commitment for owner's title insurance policy in an amount equal to the purchase price or at Seller's choice, an abstract of title certified to a current date, on or before August 6, 1998 (Title Deadline). If a title insurance commitment is furnished, Buyer may require of Seller that copies of instruments (or abstracts of instruments) listed in the schedule of exceptions (Exceptions) in the title insurance commitment also be furnished to Buyer at Seller's expense. This requirement shall pertain only to instruments shown of record in the office of the clerk and recorder of the designated county or counties. The title insurance commitment, together with any copies or abstracts of instruments furnished pursuant to this
Section 8, constitute the title documents (Title Documents). Buyer, or Buyer's designee, must request Seller, in writing, to furnish copies or abstracts of instruments listed in the schedule of exceptions no later than 0 calendar days after Title Deadline. If Seller furnishes a title insurance commitment, Seller will pay the premium at closing and have the title insurance policy delivered to Buyer as soon as practicable after closing.

     9.   TITLE.

     (a) TITLE REVIEW. Buyer shall have the right to inspect the Title Documents or abstract. Written notice by Buyer of unmerchantability of title or of any other unsatisfactory title condition shown by the Title Documents or abstract shall be signed by or on behalf of Buyer and given to Seller on or before 0 calendar days after Title Deadline, or within five (5) calendar days after receipt by Buyer of any Title Document(s) or endorsement(s) adding new Exception(s) to the title commitment together with a copy of the Title Document adding new Exception(s) to title. If Seller does not receive Buyer's notice by the date(s) specified above, Buyer accepts the condition of title as disclosed by the Title Documents as satisfactory.

     (b) MATTERS NOT SHOWN BY THE PUBLIC RECORDS. Seller shall deliver to Buyer, on or before the Title Deadline set forth in
Section 8, true copies of all lease(s) and survey(s) in Seller's possession pertaining to the Property and shall disclose to Buyer all easements, liens or other title matters not shown by the public records of which Seller has actual knowledge. Buyer shall have the right to inspect the Property to determine if any third party(s) has any right in the Property not shown by the public records (such as an unrecorded easement, unrecorded lease, or boundary line discrepancy). Written notice of any unsatisfactory condition(s) disclosed by Seller or revealed by such inspection shall be signed by or on behalf of Buyer and given to Seller on or before NONE. If Seller does not receive Buyer's notice by said date, Buyer accepts title subject to such rights, if any, of third parties of which Buyer has actual knowledge.

     (c) SPECIAL TAXING DISTRICTS. SPECIAL TAXING DISTRICTS MAY BE SUBJECT TO GENERAL OBLIGATION INDEBTEDNESS THAT IS PAID BY REVENUES PRODUCED FROM ANNUAL TAX LEVIES ON THE TAXABLE PROPERTY WITHIN SUCH DISTRICTS. PROPERTY OWNERS IN SUCH DISTRICTS MAY BE PLACED AT RISK FOR INCREASED MILL LEVIES AND EXCESSIVE TAX BURDENS TO SUPPORT THE SERVICING OF SUCH DEBT WHERE CIRCUMSTANCES ARISE RESULTING IN THE INABILITY OF SUCH A DISTRICT TO DISCHARGE SUCH INDEBTEDNESS WITHOUT SUCH AN INCREASE IN MILL LEVIES. BUYER SHOULD INVESTIGATE THE DEBT FINANCING REQUIREMENTS OF THE AUTHORIZED GENERAL OBLIGATION INDEBTEDNESS OF SUCH DISTRICTS, EXISTING MILL LEVIES OF SUCH DISTRICT SERVICING SUCH INDEBTEDNESS, AND THE POTENTIAL FOR AN INCREASE IN SUCH MILL LEVIES.

     In the event the Property is located within a special taxing district and Buyer desires to terminate this contract as a result, if written notice is given to Seller on or before the date set forth in subsection 9(b), this contract shall then terminate. If Seller does not receive Buyer's notice by the date specified above, Buyer accepts the effect of the Property's inclusion in such special taxing district(s) and waives the right to so terminate.

     (d) RIGHT TO CURE. If Seller receives notice of unmerchantability of title or any other unsatisfactory title condition(s) as provided in subsection (a) or (b) above, Seller shall use reasonable effect to correct said unsatisfactory title condition(s) prior to the date of closing. If Seller fails to correct said unsatisfactory title condition(s) on or before the date of closing, this contract shall then terminate; provided, however, Buyer may, by written notice received by Seller, on or before closing, waive objection to said unsatisfactory title condition(s).

     10. INSPECTION. Buyer or any designee, shall have the right to have inspection(s) of the physical condition of the Property and Inclusions, at Buyer's expense. If written notice of any unsatisfactory condition, signed by or on behalf of Buyer, is not received by Seller on or before NONE (Objection Deadline), the physical condition of the Property and Inclusions shall be deemed to be satisfactory to Buyer. If such notice is received by Seller as set forth above, and if Buyer and Seller have not agreed, in writing, to a settlement thereof on or before
                    , 19     (Resolution Deadline), this contract
--------------------    ----
shall terminate three calendar days following the Resolution Deadline; unless, within the three calendar days, Seller receives written notice from Buyer waiving objection to any unsatisfactory condition. Buyer is responsible for and shall pay for any damage which occurs to the Property and Inclusions as a result of such inspection.

     11.  DATE OF CLOSING.  The date of closing shall be August
24, 1998, or by mutual agreement at an earlier date. The hour and place of closing shall be as designated by Title Co.

     12. TRANSFER OF TITLE. Subject to tender or payment at closing as required herein and compliance by Buyer with the other terms and provisions hereof, Seller shall execute and deliver a good and sufficient General Warranty deed to Buyer, on closing, conveying the Property free and clear of all taxes except the general taxes for the year of closing, and except prorated at close of escrow. Title shall be conveyed free and clear of all liens for special improvements installed as of the date of Buyer's signature hereon, whether assessed or not; except (i) distribution utility easements (including cable TV), (ii) those matters reflected by the Title Documents accepted by Buyer in accordance with subsection 9(a), (iii) those rights, if any, of third parties in the Property not shown by the public records in accordance with subsection 9(b), (iv) inclusion of the Property within any special taxing district, and (v) subject to building and zoning regulations.

     13. PAYMENT OF ENCUMBRANCES. Any encumbrance required to be paid shall be paid at or before closing from the proceeds of this transaction or from any other source.

     14. CLOSING COSTS, DOCUMENTS AND SERVICES. Buyer and Seller shall pay, in Good Funds, their respective closing costs and all other items required to be paid at closing, except as otherwise provided herein. Buyer and Seller shall sign and complete all customary or required documents at or before closing. Fees for real estate closing services shall not exceed $1,000 and shall be paid at closing by Buyer 1/2--Seller 1/2. The local transfer tax of 0% of the purchase price shall be paid at closing by Buyer. Any sales and use tax that may accrue because of this transaction shall be paid when due by Buyer.

     15. PRORATIONS. General taxes for the year of closing, based on the taxes for the calendar year immediately preceding closing, rents, water and sewer charges, owner's association dues, and interest on continuing loan(s), if any, and

----------------------------------------------------------------
shall be prorated to date of closing.

     16. POSSESSION. Possession of the Property shall be delivered to Buyer as follows:

              DATE OF CLOSING AND DELIVERY OF DEED

, subject to the following lease(s) or tenancy(s):  NONE

If Seller, at closing, fails to deliver possession on the date herein specified, Seller shall be subject to eviction and shall be additionally liable to Buyer for payment of $100.00 per day from the date of agreed possession until possession is delivered.

     17. CONDITION OF AND DAMAGE TO PROPERTY. Except as otherwise provided in this contract, the Property and Inclusions shall be delivered in the condition existing as of the date of this contract, ordinary wear and tear excepted. In the event the Property shall be damaged by fire or other casualty prior to time of closing, in an amount of not more than ten percent of the total purchase price, Seller shall be obligated to repair the same before the date of closing. In the event such damage is not repaired within said time or if the damages exceed such sum, this contract may be terminated at the option of Buyer. Should Buyer elect to carry out this contract despite such damage, Buyer shall be entitled to credit for all the insurance proceeds resulting from such damage to the Property and Inclusions, not exceeding, however, the total purchase price. Should any Inclusion(s) or service(s) fail or be damaged between the date of this contract and the date of closing or the date of possession, whichever shall be earlier, then Seller shall be liable for the repair or replacement of such Inclusion(s) or service(s) with a unit of similar size, age and quality, or an equivalent credit, less any insurance proceeds received by Buyer covering such repair or replacement.

     18. TIME OF ESSENCE/REMEDIES. Time is of the essence hereof. If any note or check received as earnest money hereunder or any other payment due hereunder is not paid, honored or tendered when due, or if any other obligation hereunder is not performed or waived as herein provided, there shall be the following remedies:

     (a)  IF BUYER IS IN DEFAULT:
          (Check one box only.)

[ ]  (1)  SPECIFIC PERFORMANCE.
          Seller may elect to treat this contract as cancelled, in which case all payments and things of value received hereunder shall be forfeited and retained on behalf of Seller, and Seller may recover such damages as may be proper, or Seller may elect to treat this contract as being in full force and effect and Seller shall have the right to specific performance or damages, or both.

[X]  (2)  LIQUIDATED DAMAGES.
          All payments and things of value received hereunder shall be forfeited by Buyer and retained on behalf of Seller and both parties shall thereafter be released from all obligations hereunder. It is agreed that such payments and things of value are LIQUIDATED DAMAGES and (except as provided in subsection (c)) are SELLER'S SOLE AND ONLY REMEDY for Buyer's failure to perform the obligations of this contract. Seller expressly waives the remedies of specific performance and additional damages.

     (b) IF SELLER IS IN DEFAULT: Buyer may elect to treat this contract as cancelled, in which case all payments and things of value hereunder shall be returned and Buyer may recover such damages as may be proper, or Buyer may elect to treat this contract as being in full force and effect and Buyer shall have the right to specific performance or damages, or both.

     (c) COSTS AND EXPENSES. Anything to the contrary herein notwithstanding, in the event of any arbitration or litigation arising out of this contract, the arbitrator or court shall award to the prevailing party all reasonable costs and expenses, including attorney fees.

     19. EARNEST MONEY DISPUTE. Notwithstanding any termination of this contract, Buyer and Seller agree that, in the event of any controversy regarding the earnest money and thins of value held by broker or closing agent, unless mutual written instructions are received by the holder of the earnest money and things of value, broker or closing agent shall not be required to take any action but may await any proceeding, or at broker's or closing agent's option and sole discretion, may interplead all parties and deposit any moneys or things of value into a court of competent jurisdiction and shall recover court costs and reasonable attorney fees.

     20. ALTERNATIVE DISPUTE RESOLUTION: MEDIATION. If a dispute arises relating to this contract, and is not resolved, the parties and broker(s) involved in such dispute (Disputants) shall first proceed in good faith to submit the matter to mediation. The Disputants will jointly appoint an acceptable mediator and will share equally in the cost of such mediation. In the event the entire dispute is not resolved within thirty
(30) calendar days from the date written notice requesting mediation is sent by one Disputant to the other(s), the mediation, unless otherwise agreed, shall terminate. This section shall not alter any date in this contract, unless otherwise agreed.

     21.  ADDITIONAL PROVISIONS:  NONE.

     22. RECOMMENDATION OF LEGAL COUNSEL. By signing this document, Buyer and Seller acknowledge that the Selling Company or the Listing Company has advised that this document has important legal consequences and has recommended the examination of title and consultation with legal and tax or other counsel before signing this contract.

     23. TERMINATION. In the event this contract is terminated, all payments and things of value received hereunder shall be returned and the parties shall be relieved of all obligations hereunder, subject to Section 19.

     24. SELLING COMPANY BROKER RELATIONSHIP. The selling broker, by separate agreement, and its salespersons have been engaged as Selling Company has previously disclosed in writing to the Buyer that different relationships are available which include buyer agency, seller agency, subagency, or transaction-broker.

     25. NOTICE TO BUYER. Any notice to Buyer shall be effective when received by Buyer, or if this box is checked [ ] when received by Selling Company.

     26. NOTICE TO SELLER. Any notice to Seller shall be effective when received by Seller or Listing Company.

     27. MODIFICATION OF THIS CONTRACT. No subsequent modification of any of the terms of this contract shall be valid, binding upon the parties, or enforceable unless made in writing and signed by the parties.

     28. ENTIRE AGREEMENT. This contract constitutes the entire contract between the parties relating to the subject hereof, and any prior agreements pertaining thereto, whether or al or written, have been merged and integrated into this contract.

     29. NOTICE OF ACCEPTANCE; COUNTERPARTS. This proposal shall expire unless accepted in writing, by Buyer and Seller, as evidenced by their signatures below, and the offering party receives notice of such acceptance on or before August 6, 1998 (Acceptance Deadline). If accepted, this document shall become a contract between Seller and Buyer. A copy of this document may be executed by each party, separately, and when each party has executed a copy thereof, such copies taken together shall be deemed to be a full and complete contract between the parties.

CONTINUUM HEALTH PARTNERSHIP, INC.


By:
   ---------------------------------
   James W. Parker, Secretary,
   Treasurer and Chief Financial Officer

Date of Buyer's signature                            , 19
                          ---------------------------    ------

Buyer's Address 5401 West Tenth St., Suite 100B, Greeley, CO
80631


HEALTHCARE INVESTORS OF AMERICA, INC.


By:  /s/ F. Dale Markham
   ----------------------------------
   F. Dale Markham, President

Date of Seller's Signature:  August 6, 1998

Seller's Address  2990 N. Swan Road, Suite 228, Tucson, AZ 85712

=================================================================

The undersigned Broker(s) acknowledges receipt of the earnest money deposit specified in Section 3, and Selling Company confirms its Broker Relationship as set forth in Section 24.

Selling Company

Lockhart Action & Realty Co., Inc. as Broker of Record


By:                                                     , 19
   --------------------------------     ----------------    -----
     Signature

Listing Company
               --------------------------------------------------
                         Name and Address


By:                                                     , 19
   --------------------------------     ----------------    -----
     Signature

                                                 EXHIBIT 23.1

        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the inclusion of our report dated April 28, 1997 covering the financial statements for the year ended December 31, 1996 in the Form 10-KSB for Healthcare Investors of America, Inc. for the year ended December 31, 1997. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.

August 11, 1998                ARTHUR ANDERSEN LLP
Nashville, Tennessee

                                                 EXHIBIT 23.2

        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the inclusion of our report dated July 10, 1998, except for Note 7, for which the date is August 6, 1998, covering the financial statements for the year ended December 31, 1997 in the Form 10-KSB for Healthcare Investors of America, Inc. for the year ended December 31, 1997.

LAVOIE, CLARK, CHARVOZ & MAY, P.C.
Tucson, Arizona
August 12, 1998