Form 10QSB
period 1998-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1998-08-26
CIK 810836

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                               or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from            to           .
          ----------    ----------

Commission file number 33-11863

              HEALTHCARE INVESTORS OF AMERICA, INC.
              -------------------------------------
              (Exact name of small business issuer
                  as specified in its charter)

-----------------------------------------------------------------
         Maryland                                  86-0576027
-------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                  Identification No.

     2990 N. Swan Rd., Suite 228
             Tucson, AZ                                85712
---------------------------------------              ----------
(Address of principal executive office)              (Zip Code)

                         (520) 326-2000
-----------------------------------------------------------------
        (Issuer's telephone number, including area code)

            Harbor American Health Care Trust, Inc.,
            75 South Church St., Pittsfield, MA 01201
-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 10 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    No
          -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 397,600 shares as of August 26,
1998.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                         BALANCE SHEETS

                                              MARCH 31,    DECEMBER 31,
                                                1998           1997
                                             (UNAUDITED)     (AUDITED)
                                             -----------   ------------
ASSETS:
-------
Real Estate Properties:
  Land                                       $  466,301     $  466,301
  Building and improvements, net of
    accumulated depreciation of
    $4,442,134 and $4,409,128 at
    March 31, 1998 and December 31,
    1997, respectively                        4,914,966      3,947,972

Prepaid expenses                                                 3,915
Rent and other receivables                       12,500         29,267
Cash and cash equivalents                        16,685         89,965
                                             ----------     ----------

    TOTAL ASSETS                             $4,410,452     $4,537,420
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Mortgage notes payable                       $4,767,461     $4,823,258
Accounts payable and accrued expenses           125,986        180,662
Disputed claims                                  92,623         92,623
Deferred income                                     793          3,189
                                             ----------     ----------

    TOTAL LIABILITIES                        $4,986,863     $5,099,732
                                             ----------     ----------

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
  shares authorized; issued and
  outstanding, 397,600 shares                     3,976          3,976
Paid in capital                               3,652,823      3,652,823
Distributions in excess of net earnings      (4,233,209)    (4,219,111)
                                             ----------     ----------

    TOTAL STOCKHOLDERS' EQUITY                 (576,410)      (562,312)
                                             ----------     ----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $4,410,452     $4,537,420
                                             ==========     ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                      PART I:  FINANCIAL INFORMATION

    STATEMENTS OF EARNINGS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                         THREE MONTHS      THREE MONTHS
                                        ENDED MARCH 31,   ENDED MARCH 31,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

REVENUES:
---------

Rental income                             $   185,741       $   178,929
Interest income                                                     900
                                           ----------        ----------

    Total revenues                        $   185,741       $   179,829
                                           ----------        ----------

EXPENSES:
---------

Depreciation and amortization             $    33,006       $    37,290
Interest expense                              115,748           123,281
Advisory and other fees                         7,500             7,500
Directors fees and expenses                     8,250            11,000
Other operating expenses                       35,336            32,477
                                           ----------        ----------

    Total expenses                        $   199,840       $   211,548
                                           ----------        ----------

NET INCOME (LOSS)                         $   (14,099)      $   (31,719)
                                           ==========        ==========

NET INCOME (LOSS) PER SHARE               $      (.04)      $      (.08)
                                           ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING           397,600           397,600
                                           ==========        ==========


Distributions in excess of
  earnings - beginning of period          $(4,219,111)      $(3,747,368)

Net income/(loss)                             (14,099)          (31,719)

Distributions during the period
                                           ----------        ----------

Distributions in excess of
  earnings - end of period                $(4,233,209)      $(3,779,087)
                                           ==========        ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                               FORMS 10-QSB

                      PART I:  FINANCIAL INFORMATION

                         STATEMENTS OF CASH FLOWS

                                         THREE MONTHS      THREE MONTHS
                                        ENDED MARCH 31,   ENDED MARCH 31,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

CASH FLOWS FROM OPERATIONS:
---------------------------

Net income/(loss)                            $(14,099)         $(31,719)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                33,006            37,290

  Changes in assets and liabilities:
    Contract, rents and other receivables      16,767            59,900
    Prepaid expenses                            3,915             2,752
    Accounts payable and accrued expenses     (57,072)          (39,595)
                                           ----------        ----------

Net cash provided by (used in)
  operating activities                        (17,483)           28,628
                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Payments on long-term borrowings              (55,797)          (33,118)
                                           ----------        ----------

Net cash provided by (used in)
  financing activities                        (55,797)          (33,118)
                                           ----------        ----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                 (73,280)           (4,490)

CASH AND CASH EQUIVALENTS -
  Beginning of period                          89,965           166,959
                                           ----------        ----------

CASH AND CASH EQUIVALENTS -
  End of period                               $16,685          $162,469
                                           ==========        ==========

                    See Notes to Financial Statements.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997


NOTE 1:   ORGANIZATION
----------------------

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

The Advisor is currently evaluating the Trust's compliance with the provisions of the Internal Revenue Code (the "Code"), Treasury Regulations and other relevant laws pertaining to the qualification of the Trust as a real estate investment trust ("REIT"). The historical financial statements presented are prepared under the assumption that the Trust qualified as a REIT. If the Trust qualified as a REIT, then it is not subject to federal income taxes on amounts distributed to stockholders provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions. In the event it is determined that the Trust did not qualify as a REIT, the Trust would be taxable as a C corporation under the Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for period years due to its net operating loss carryovers.
Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

The Advisor and the Trust's independent accountants intend to assist the Trust in determining the best method to clarify its tax status. The Advisor and the Trust's independent accountants are reviewing various alternatives, including having the Trust obtain a tax opinion as to its status, requesting a determination from the Internal Revenue Service and evaluating the applicability of reelecting status as a REIT. If a determination is made that the Trust does not qualify as a REIT for purposes of the Code, the Advisor intends to assist the Trust in implementing procedures to requalify the Trust as a REIT.

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties, one in Florida and two in Colorado. As of March 31, 1998, the Florida Property (defined herein) and only one of the Colorado Properties (defined herein) were leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and Colorado
Properties and/or to sell the Colorado and Florida Properties, developing alternative uses to retain the economic viability of the Colorado Properties, and minimizing operating costs. See
Note 7, Subsequent Events.

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

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
-------------------------------------------

At March 31, 1998 and 1997 the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the "Florida Property"). On March 9, 1994, the Trust sold its Marshall Manor property ("Marshall Manor") which was located in Michigan. Included in the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of Marshall Manor. The contract, requiring quarterly payments of $18,750 was paid in full in April 1997.

At March 31, 1998, the net book values of the Properties are as follows:

                                  FLORIDA        COLORADO
                                 PROPERTY       PROPERTIES       TOTAL
                                 --------       ----------       -----
Cost:
Land                            $  393,195      $   73,106     $  466,301
Buildings and improvements       4,683,317       3,673,783      8,357,100
Accumulated depreciation        (1,177,079)       (494,055)    (1,671,134)
Writedown to net realizable
  value                                         (2,771,000)    (2,771,000)
                                ----------      ----------     ----------

Net Carrying Value              $3,899,433      $  481,834     $4,381,267
                                ----------      ----------     ----------

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

THE COLORADO PROPERTIES

Country View ("Country View"), one of the Colorado Properties, was vacant as of March 31, 1998. As further disclosed in Note 7, this property was subsequently sold on July 24, 1998. An additional $200,000 impairment of value has accordingly been recognized as of December 31, 1997.

The other Colorado facility ("New Life") was leased to Res-Care, Inc. ("Res-Care") at March 31, 1998. The lease provided for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility. The annual base rent was $150,000 at December 31, 1997. This lease expired on April 30, 1998. As further disclosed in Note 7, New Life was subsequently sold on August 6, 1998. An additional $80,000 impairment of value accordingly has been recognized as of December 31, 1997.

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

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                                  FLORIDA        COLORADO
YEAR ENDED DECEMBER 31,          PROPERTY       PROPERTIES       TOTAL
-----------------------          --------       ----------       -----

1998                            $  598,264      $   37,319     $  635,583
1999                               623,496                        623,496
2000                               623,496                        623,496
2001                               623,496                        623,496
2002                               623,496                        623,496
2003                               207,832                        207,832
                                ----------      ----------     ----------
                                $3,300,080      $   37,319     $3,337,399
                                ----------      ----------     ----------

NOTE 4:   MORTGAGE NOTES PAYABLE
--------------------------------

                                          3/31/98       12/31/97
                                          -------        -------

Bank mortgage note-Florida Property,
payable in monthly installments of
$38,660, including interest at 9.50%,
through July 31, 1998, at which date
the unpaid balance is due in full.      $3,086,291     $3,142,088

Bank mortgage note-Colorado Properties,
interest at 8.50%, payable in monthly
installments of principal and interest,
through July 31, 1998, at which date
the unpaid balance is due in full.      $1,681,170     $1,681,170
                                        ----------     ----------

  Total mortgage notes payable          $4,767,461     $4,823,258

The Properties are secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $1,681,170, by a second mortgage on the Florida Property.

The Trust entered into a Forbearance Agreement which is further discussed in Note 7.

NOTE 5:   RELATED PARTY TRANSACTIONS
------------------------------------

     Effective November 1, 1996, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

(a) Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Predecessor Advisor and $5,000 to the Advisor during 1997 and 1996, respectively. It incurred advisory fees of $7,500 during the three month period ended March 31, 1998.

(b) Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust has incurred no such fees in 197 or 1998.

See Note 7 regarding the above referenced changes in the Trust advisor.

Leasing transactions with related parties are described in Note
3.

In 1993, BHS, as successor lessee of the Florida Property, made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount is being amortized over the term of the lease.

NOTE 6:  DISPUTED CLAIMS
------------------------

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of the Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. It is the opinion of current management that these claims are not the obligation of the Trust.

NOTE 7:  SUBSEQUENT EVENTS
--------------------------

At March 31, 1998, two of the three Properties were leased under operating agreements. Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. New Life was leased to Res-Care, an unaffiliated entity, pursuant to a lease which expired in April, 1998. Effective April 30, 1998, New Life became an unoccupied facility upon expiration of the Res-Care lease. On September 30, 1995, Country View was vacated by the lessee and remains unoccupied.

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

Therefore management believed that the Colorado Properties might ultimately have to be used for purposes other than the present MRDD use. Trust management worked during 1997 and to date to develop alternative uses for Country View and New Life.
Effective July 24, 1998, the Trust sold Country View to William
E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. An additional valuation reserve of $200,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank.

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

The Trust's continuing plan of operation for the 1998 fiscal year (ending December 31, 1998) is as follows: The Trust intends to own, lease or sell (including by auction) the Florida Property.
To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30,
1998.

Under the Forbearance Agreement, the Bank has agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefore, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. On
July 31, 1998, the Forbearance Agreement expired. While the Trust is currently negotiating an extension to the Forbearance Agreement, there can be no assurance that an extension will be entered into, or if so, what the terms of such an extension would be. To date, the Bank has exercised no remedies available to it.

The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However, the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                Three Months Ended March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)Not applicable

(b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

            March 31, 1998 compared to March 31, 1997

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the three months ended March 31, 1998, rental income increased by $5,912 to $185,741 as compared to $178,929 for the three months ended March 31, 1997. The increase is primarily attributable to an increase in rents charged lessees at the Trust's facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1998 were $33,006 which compares with $37,290 for the three months ended March 31, 1997. These costs are primarily the result of assets becoming fully depreciated.

INTEREST EXPENSE. For three months ended March 31, 1998, interest expense totaled $115,748 as compared to $123,281 for the same period in 1997. This increase in interest expense is the result of an increase in the interest rate on certain mortgage notes payable.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC (the "Advisor"), and its successor Harbor American Capital Group, the advisor to the Trust. For three months ended March 31, 1998, advisory and other fees totaled $7,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 1998 were $8,250. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended March 31, 1998 were $35,335 which compares with $32,477 for the three months ended March 31, 1997. These costs are costs associated with a vacant facility and include wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs.


LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased from $89,965 at December 31, 1997 to $16,685 at March 31, 1998. The net decrease is primarily the result of cash being expended for legal costs and operating purposes. Rent and other receivables decreased from $29,267 at December 31, 1997 to $12,500 at March 31, 1998. The decrease is the result of the collection of account balances. Accounts payable and accrued expenses decreased from $180,662 at December 31, 1997 to $125,986 at March 31, 1998. The decrease is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,823,258 at December 31, 1997 to $4,767,461 at March 31, 1998. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings decreased from ($4,219,111) at December 31, 1997 to ($4,233,209) at March 31, 1998.

The Trust has relied solely on rental income to pay its expenses in 1998 and 1997. Cash flows provided by operations were ($17,483) for the three months ended March 31, 1998 as compared to $28,628 for the same period in 1997. This decrease resulted from the increase in the operating loss in the current period.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1998 the Trust had three properties remaining, two of which were under lease, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property for $262,500. Effective August 6, 1998 the Trust entered into a contract to sell the New Life property for $250,000. The closing of this sale is scheduled for August 24, 1998. Mortgage notes payable on the Trust's properties mature on July 31, 1998. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Bayshore or, continuing to seek sources to refinance the mortgage notes payable secured by Bayshore and minimizing operating costs. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable.

The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.

Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from significant healthcare reform.

              HEALTHCARE INVESTORS OF AMERICA, INC.



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K filed on March 26, 1998 with respect to date of earliest event filed March 19, 1998. This filing was in connection with Item 4, changes in Registrant's Certifying Accountant (Arthur Anderson LLP to Lavoie, Clark, Charvoz & May, P.C.) and Item 5, Other Events (Resignation of certain directors and officers and litigation).

              HEALTHCARE INVESTORS OF AMERICA, INC.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                     (Registrant)


Date:  August 26, 1998   /s/ F. Dale Markham
                         --------------------------------------
                         F. Dale Markham
                         Director, President and Chief
                         Financial Officer (Principal
                         Executive, Financial and Accounting
                         Officer)