Form 10QSB
period 1998-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1998-08-27
CIK 810836

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                               or

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

Common Stock, $.01 Par Value - 397,600 shares as of August 27,
1998.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                           FORM 10-QSB

                 PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                         BALANCE SHEETS

                                              JUNE 30,     DECEMBER 31,
                                                1998           1997
                                             (UNAUDITED)     (AUDITED)
                                             -----------   ------------
ASSETS:
-------
Real Estate Properties:
  Land                                         $466,301       $466,301
  Building and improvements, net of
    accumulated depreciation of
    $4,442,134 and $4,409,128 at
    March 31, 1998 and December 31,
    1997, respectively                        3,881,960      3,947,972

Prepaid expenses                                  5,135          3,915
Rent and other receivables                       12,500         29,267
Cash and cash equivalents                         4,516         89,965
                                             ----------     ----------

    TOTAL ASSETS                             $4,370,412     $4,537,420
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Mortgage notes payable                       $4,724,443     $4,823,258
Accounts payable and accrued expenses           160,410        180,662
Disputed claims                                  92,623         92,623
Deferred income                                                  3,189
                                             ----------     ----------

    TOTAL LIABILITIES                         4,977,476      5,099,732
                                             ----------     ----------

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
  shares authorized; issued and
  outstanding, 397,600 shares                     3,976          3,976
Paid in capital                               3,652,823      3,652,823
Distributions in excess of net earnings      (4,263,863)    (4,219,111)
                                             ----------     ----------

    TOTAL STOCKHOLDERS' EQUITY                 (607,064)      (562,312)
                                             ----------     ----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $4,370,412     $4,537,420
                                             ==========     ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                      PART I:  FINANCIAL INFORMATION

    STATEMENTS OF EARNINGS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
        FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                         THREE MONTHS      THREE MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

REVENUES:
---------

Rental income                              $  166,533        $  174,103
Interest income                                    39                12
                                           ----------        ----------

    Total revenues                            166,572           174,115
                                           ----------        ----------

EXPENSES:
---------

Depreciation and amortization              $   33,006        $   37,292
Interest expense                              116,398           102,594
Advisory and other fees                         7,500             7,500
Directors fees and expenses                     8,250             5,500
Other operating expenses                       32,073            24,826
                                           ----------        ----------

    Total expenses                         $  197,227        $  177,712
                                           ----------        ----------

NET INCOME (LOSS)                          $  (30,654)        $  (3,595)
                                           ==========        ==========

NET INCOME (LOSS) PER SHARE               $     (0.08)       $    (0.01)
                                           ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING           397,600           397,600
                                           ==========        ==========


Distributions in excess of
  earnings - beginning of period          $(4,303,210)      $(3,779,087)

Net income/(loss)                             (30,654)           (3,595)

Distributions during the period
                                           ----------        ----------

Distributions in excess of
  earnings - end of period                $(4,333,864)      $(3,782,684)
                                           ==========        ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                               FORMS 10-QSB

                      PART I:  FINANCIAL INFORMATION

                         STATEMENTS OF CASH FLOWS

                                         THREE MONTHS      THREE MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

CASH FLOWS FROM OPERATIONS:
---------------------------

Net income/(loss)                         $   (30,654)       $   (3,597)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                33,006            37,292

  Changes in assets and liabilities:
    Contract, rents and other receivables                           410
    Prepaid expenses                           (5,135)
    Accounts payable and accrued expenses      33,631           (45,038)
                                           ----------        ----------

Net cash provided by (used in)
  operating activities                         30,848           (10,933)
                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Payments on long-term borrowings              (43,018)          (50,959)
                                           ----------        ----------

Net cash provided by (used in)
  financing activities                        (43,018)          (50,959)
                                           ----------        ----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                 (12,170)          (61,892)

CASH AND CASH EQUIVALENTS -
  Beginning of period                          18,685           162,469
                                           ----------        ----------

CASH AND CASH EQUIVALENTS -
  End of period                            $    4,516       $   100,577
                                           ==========        ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                      PART I:  FINANCIAL INFORMATION

    STATEMENTS OF EARNINGS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                          SIX MONTHS        SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

REVENUES:
---------

Rental income                              $  352,274        $  353,032
Interest income                                    39               912
                                           ----------        ----------

    Total revenues                         $  352,313        $  353,944
                                           ----------        ----------

EXPENSES:
---------

Depreciation and amortization              $   66,012        $   74,580
Interest expense                              232,146           225,875
Advisory and other fees                        15,000            15,000
Directors fees and expenses                    16,500            16,500
Other operating expenses                       67,408            57,303
                                           ----------        ----------

    Total expenses                         $  397,066        $  389,258
                                           ----------        ----------

NET INCOME (LOSS)                          $  (44,753)       $  (35,314)
                                           ==========        ==========

NET INCOME (LOSS) PER SHARE               $     (0.11)       $    (0.09)
                                           ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING           397,600           397,600
                                           ==========        ==========


Distributions in excess of
  earnings - beginning of period          $(4,289,111)      $(3,747,370)

Net income/(loss)                             (44,753)          (35,314)

Distributions during the period
                                           ----------        ----------

Distributions in excess of
  earnings - end of period                $(4,333,864)      $(3,782,684)
                                           ==========        ==========

                    See Notes to Financial Statements.

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                               FORMS 10-QSB

                      PART I:  FINANCIAL INFORMATION

                         STATEMENTS OF CASH FLOWS

                                          SIX MONTHS        SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                             1998              1997
                                          (UNAUDITED)       (UNAUDITED)
                                          -----------       -----------

CASH FLOWS FROM OPERATIONS:
---------------------------

Net income/(loss)                         $   (40,753)      $   (35,314)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                66,012            74,580

  Changes in assets and liabilities:
    Contract, rents and other receivables      16,767            60,310
    Prepaid expenses                           (1,220)            2,751
    Accounts payable and accrued expenses     (23,441)          (84,634)
                                           ----------        ----------

Net cash provided by (used in)
  operating activities                         13,365            17,693
                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Payments on long-term borrowings              (98,815)          (84,075)
                                           ----------        ----------

Net cash provided by (used in)
  financing activities                        (98,815)          (84,075)
                                           ----------        ----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                 (85,450)          (66,382)

CASH AND CASH EQUIVALENTS -
  Beginning of period                          89,965           166,959
                                           ----------        ----------

CASH AND CASH EQUIVALENTS -
  End of period                            $    4,516       $   100,577
                                           ==========        ==========

                    See Notes to Financial Statements.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTH PERIOD AND THE SIX MONTH PERIOD
                  ENDED JUNE 31, 1998 AND 1997


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust has three properties, one in Florida and two in Colorado. As of June 30, 1998, the Florida Property (defined herein) was leased and both of the Colorado Properties (defined herein) were unoccupied. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and/or to sell the Florida Property, and minimizing operating costs. See Note 7,
Subsequent Events.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

Pursuant to separate letters of resignation, each dated March 2, 1998, Thomas M. Clarke resigned as President, Chief Executive Officer and Director of the Trust; Linda M. Clarke resigned as Secretary of the Trust; John F. Lunt resigned as Director of the Trust; and David Fancher resigned as Chief Financial Officer of the Trust. The remaining members of the Board of Directors, Messrs. Grady P. Hunter, F. Dale Markham and Charles E. Trefzger voted to accept the resignations on March 19, 1998, at a meeting of the Board of Directors. As a result, two vacancies in the Board of Directors exist.

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

NOTE 3:   REAL ESTATE PROPERTIES AND LEASES
-------------------------------------------

At June 30, 1998 and 1997 the Trust owned three nursing homes (the "Properties"), two of which are located in Colorado (the "Colorado Properties"), and one in Florida (the "Florida Property"). On March 9, 1994, the Trust sold its Marshall Manor property ("Marshall Manor") which was located in Michigan. Included in the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of Marshall Manor. The contract, requiring quarterly payments of $18,750 was paid in full in April 1997.

At June 30, 1998, the net book values of the Properties are as follows:

                                  FLORIDA        COLORADO
                                 PROPERTY       PROPERTIES       TOTAL
                                 --------       ----------       -----

Cost:
Land                            $  393,195      $   73,106     $  466,301
Buildings and improvements       4,683,317       3,673,783      8,357,100
Accumulated depreciation        (1,206,350)       (497,790)    (1,704,140)
Writedown to net realizable
  value                                         (2,771,000)    (2,771,000)
                                ----------      ----------     ----------

Net Carrying Value              $3,870,162      $  478,099     $4,348,261
                                ----------      ----------     ----------

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

THE COLORADO PROPERTIES

Country View ("Country View"), one of the Colorado Properties, was vacant as of June 30, 1998, and has been vacant since September 30, 1995. As further disclosed in Note 7, this property was subsequently sold on July 24, 1998. An additional $200,000 impairment of value has accordingly been recognized as of December 31, 1997.

The other Colorado facility ("New Life") was leased to Res-Care, Inc. ("Res-Care") at December 31, 1997. The lease provided for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility. The annual base rent was $150,000 at December 31, 1997. This lease expired on April 30, 1998, at which time New Life became an unoccupied facility. As further disclosed in Note 7, New Life was subsequently sold on August 25, 1998. An additional $80,000 impairment of value accordingly has been recognized as of December 31, 1997.

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

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                                  FLORIDA        COLORADO
YEAR ENDED DECEMBER 31,          PROPERTY       PROPERTIES       TOTAL
-----------------------          --------       ----------       -----

1998                            $  598,264      $   37,319     $  635,583
1999                               623,496                        623,496
2000                               623,496                        623,496
2001                               623,496                        623,496
2002                               623,496                        623,496
2003                               207,832                        207,832
                                ----------      ----------     ----------
                                $3,300,080      $   37,319     $3,337,399
                                ----------      ----------     ----------

NOTE 4:   MORTGAGE NOTES PAYABLE
--------------------------------

                                          6/30/98       12/31/97
                                          -------        -------

Bank mortgage note-Florida Property,
payable in monthly installments of
$38,660, including interest at 9.50%,
through July 31, 1998, at which date
the unpaid balance is due in full.      $3,043,273     $3,142,088

Bank mortgage note-Colorado Properties,
interest at 8.50%, payable in monthly
installments of principal and interest,
through July 31, 1998, at which date
the unpaid balance is due in full.      $1,681,170     $1,681,170
                                        ----------     ----------

  Total mortgage notes payable          $4,724,443     $4,823,258

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

NOTE 5:   RELATED PARTY TRANSACTIONS
------------------------------------

Effective November 1, 1996, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor
Advisor, to provide various services to the Trust in exchange for fees, as follows:

(a) Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Predecessor Advisor and $5,000 to the Advisor during 1997 and 1996, respectively. It incurred advisory fees of $7,500 during the three month period ended June 30, 1998.

(b) Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust has incurred no such fees in 1997 or 1998.

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

After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 25, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

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

                 Six Months Ended June 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             June 30, 1998 compared to June 30, 1997

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the six months ended June 30, 1998, rental income was $352,274 as compared to $353,032 for the six months ended June 30, 1997. For the three months ended June 30, 1998, rental income decreased by $7,570 to $166,533 as compared to $174,103 for the three months ended June 30, 1997. These decreases are primarily attributable to the loss of rents resulting from the expiration of the New Life lease.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1998 were $66,012 which compares with $74,580 for the six months ended June 30, 1997. For the three months ended June 30, 1998, depreciation and amortization was $33,006 as compared to $37,292 for the three months ended June 30, 1997. These costs are primarily the result of assets becoming fully depreciated.

INTEREST EXPENSE. For six months ended June 30, 1998, interest expense totaled $232,146 as compared to $225,875 for the same period in 1997. For the three months ended June 30, 1998, interest expense was $116,398 as compared to $102,594 for the same period in 1997. These increases in interest expense are the result of increases in the interest rates on certain mortgage notes payable.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC and its successor Harbor American Capital Group, the advisor to the Trust. For the six months ended June 30, 1998, advisory and other fees totaled $15,000. For the three months ended June 30, 1998, advisory and other fees totalled $7,500. These are the same as the charges for the respective periods in 1997.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the six months and the three months ended June 30, 1998 were $16,500 and $8,250, respectively. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the six months ended June 30, 1998 were $67,408 which compares with $57,303 for the six months ended June 30, 1997. For the three months ended June 30, 1998, other operating expenses were $32,073 as compared to $24,826 for the three months ended June 30, 1997. These costs are costs associated with two vacant facilities and include wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs. In the comparable periods in 1997 only one of the facilities was vacant. This accounts for the increases over 1997.


LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased from $89,965 at December 31, 1997 to $4,516 at June 30, 1998. The net decrease is primarily the result of cash being expended for legal and audit costs and operating expenses. Rent and other receivables decreased from $29,267 at December 31, 1997 to $12,500 at June 30, 1998. The decrease is the result of the collection of account balances. Accounts payable and accrued expenses decreased from $180,662 at December 31, 1997 to $160,410 at June 30, 1998. The decrease is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,823,258 at December 31, 1997 to $4,724,443 at June 30, 1998. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings decreased from ($4,219,111) at December 31, 1997 to ($4,263,863) at June 30, 1998.

The Trust has relied solely on rental income to pay its expenses in 1998 and 1997. Cash flows provided by operations were $13,365 for the six months ended June 30, 1998 as compared to $17,693 for the same period in 1997. This decrease resulted from the increase in the operating loss in the current period. Cash flows provided by operations were $30,848 for the three months ended June 30, 1998 as compared to ($10,933) for the same period in 1997. This increase resulted primarily from the increase in accounts payable and the operating loss incurred in the current period.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1998 the Trust had three properties remaining, only one of which was under lease, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property for $262,500. Effective August 25, 1998 the Trust sold the New Life property for $250,000. Mortgage notes payable on the Trust's properties mature on July 31, 1998. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

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




                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                     (Registrant)


Date:  August 27, 1998   /s/ F. Dale Markham
                         --------------------------------------
                         F. Dale Markham
                         Director, President and Chief
                         Financial Officer (Principal
                         Executive, Financial and Accounting
                         Officer)