Form 10QSB
period 1998-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1998-11-12
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                        Commission file number 33-11863


                      HEALTHCARE INVESTORS OF AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                                    86-0576027
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           2990 N. Swan Rd., Suite 228
                   Tucson, AZ                                 85712
     ----------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)

                                 (520) 326-2000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                    Harbor American Health Care Trust, Inc.,
                   75 South Church St., Pittsfield MA, 01201
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Common Stock, $.01 Par Value - 397,600 shares as of November 2, 1998.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. Financial Information


Item 1. Condensed Financial Statements (Unaudited)

     Balance Sheets - December 31, 1997 and September 30, 1998. . . . . . .   2

     3 Mo. Statements of Operations - September 30, 1997 and
     September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     3 Mo. Statement of Cash Flows - September 30, 1997 and
     September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   4

     9 Mo. Statement of Operations - September 30, 1997 and
     September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   5

     9 Mo. Statement of Cash Flows - September 30, 1997 and
     September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Notes to Financial Statements - September 30, 1998 . . . . . . . . . .   7


Item 2. Management's Discussion and Analysis or Plan of Operation . . . . .  13


PART II. Other Information

Item 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                              BALANCE SHEETS

                                                    September 30,   December 31,
                                                         1998           1997
ASSETS:                                              (Unaudited)      (Audited)
                                                    -------------   ------------
Real Estate Properties:
Land                                                $   393,195     $   466,301
Building and improvements, net of
  accumulated depreciation of
  $4,475,140 and $4,409,128 at
  June 30, 1998 and December 31, 1997,
  respectively                                        3,447,697       3,947,972

Prepaid expenses                                          1,220           3,915
Mortgages receivable                                    182,500
Rent and other receivables                                               29,267
Cash and cash equivalents                                53,126          89,965
                                                    -----------     -----------
      TOTAL ASSETS                                  $ 4,077,738     $ 4,537,420
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                              $ 4,563,146     $ 4,823,258
Accounts payable and accrued expenses                   127,670         180,662
Disputed claims                                          92,623          92,623
Deferred income                                                           3,189
                                                    -----------     -----------
      TOTAL LIABILITIES                             $ 4,783,439     $ 5,099,732
                                                    ===========     ===========

Stockholders' Equity:
Common stock, $.01 par value; 10,000,000
  shares authorized; issued and outstanding,
  397,600 shares                                          3,976           3,976
Paid in Capital                                       3,652,823       3,652,823
Distributions in excess of net earnings              (4,362,500)     (4,219,111)
                                                    -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                       (705,701)       (562,312)
                                                    -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $ 4,077,738     $ 4,537,420
                                                    ===========     ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                Three Months      Three Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    1998              1997
                                                 (Unaudited)       (Unaudited)
REVENUES:                                      ---------------   ---------------

Rental income                                    $   124,479       $   184,315
Interest income                                        1,445
Gain on sale of assets                                14,520
                                                 -----------       -----------

       Total revenues                            $   140,444       $   184,315

EXPENSES:

Depreciation and amortization                    $    21,800       $    37,290
Interest expense                                     168,855           104,737
Advisory and other fees                                7,500             7,500
Directors fees and expenses                            8,250             8,250
Other operating expenses                              32,675           107,456
                                                 -----------       -----------

       Total expenses                            $   239,080       $   265,233
                                                 -----------       -----------

NET INCOME (LOSS)                                $   (98,636)      $   (80,918)
                                                 ===========       ===========

NET INCOME (LOSS) PER SHARE                      $     (0.25)      $     (0.20)
                                                 ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  397,600           397,600
                                                 ===========       ===========
Distributions in excess of earnings-
beginning of period                              $(4,263,864)      $(3,782,684)

Net income/(loss)                                    (98,636)          (80,918)

Distributions during the period
                                                 -----------       -----------
Distributions in excess of earnings-
end of period                                    $(4,362,500)      $(3,863,602)
                                                 ===========       ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                Three Months      Three Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    1998              1997
                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATIONS:                    ---------------   ---------------

Net income/(loss)                                 $ (98,636)       $ (80,918)
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

Depreciation and amortization                        21,800           37,290

Changes in assets and liabilities:
  Contract, rents and other receivables            (170,000)
  Prepaid expenses                                    3,915            5,501
  Accounts payable and accrued expenses             (32,740)          54,817
                                                  ---------        ---------
Net cash provided by (used in) operating
  activities                                       (275,662)          16,690
                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Disposition of real estate properties               485,570
                                                  ---------        ---------
Net cash provided by (used in) investing
  activities                                        485,570                0
                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                   (161,289)         (38,301)
                                                  ---------        ---------
Net cash provided by (used in) financing
  activities                                       (161,289)         (38,301)
                                                  ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS            48,610          (21,611)

CASH AND CASH EQUIVALENTS - Beginning of period       4,516          100,577
                                                  ---------        ---------
CASH AND CASH EQUIVALENTS - End of period         $  53,126        $  78,966
                                                  =========        =========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                 Nine Months       Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    1998              1997
                                                 (Unaudited)       (Unaudited)
REVENUES:                                      ---------------   ---------------

Rental income                                    $   476,752       $   537,347
Interest income                                        1,484               912
Gain on sale of assets                                14,520
                                                 -----------       -----------

                        Total revenues           $   492,757       $   538,259

EXPENSES:

Depreciation and amortization                    $    87,812       $   111,870
Interest expense                                     401,001           330,612
Advisory and other fees                               22,500            22,500
Directors fees and expenses                           24,750            24,750
Other operating expenses                             100,083           164,759
                                                 -----------       -----------

                       Total expenses            $   636,146       $   654,491
                                                 -----------       -----------

NET INCOME (LOSS)                                $  (143,389)      $  (116,232)
                                                 ===========       ===========

NET INCOME (LOSS) PER SHARE                      $     (0.36)      $     (0.29)
                                                 ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  397,600           397,600
                                                 ===========       ===========
Distributions in excess of earnings-
beginning of period                              $(4,219,111)      $(3,747,370)

Net income/(loss)                                   (143,389)         (116,232)

Distributions during the period
                                                 -----------       -----------
Distributions in excess of earnings-
end of period                                    $(4,362,500)      $(3,863,602)
                                                 ===========       ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                 Nine Months       Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    1998              1997
                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATIONS:                    ---------------   ---------------

Net income/(loss)                                $  (143,389)      $  (116,232)
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Depreciation and amortization                         87,812           111,870

Changes in assets and liabilities:
  Contract, rents and other receivables             (153,233)           60,310
  Prepaid expenses                                     2,695             8,252
  Accounts payable and accrued expenses              (56,181)          (29,815)
                                                 -----------       -----------
Net cash provided by (used in) operating
activities                                          (262,296)           34,385
                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Dispostition of real estate properties               485,570
                                                 -----------       -----------
Net cash provided by (used in) investing
activities                                           485,570                 0
                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                    (260,113)         (122,378)
                                                 -----------       -----------
Net cash provided by (used in) financing
activities                                          (260,113)         (122,378)
                                                 -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (36,839)          (87,993)

CASH AND CASH EQUIVALENTS - Beginning of period       89,965           166,959
                                                 -----------       -----------

CASH AND CASH EQUIVALENTS - End of period        $    53,126       $    78,966
                                                 ===========       ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIOD AND THE NINE MONTH PERIOD ENDED
                          SEPTEMBER 30, 1998 AND 1997



NOTE 1:  ORGANIZATION

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At the beginning of the quarter, the Trust owned three properties, one in Florida and two in Colorado. As of September 30, 1998, the Florida Property (defined herein) was leased and the two Colorado Properties (defined herein) had been sold. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance the loan on the Florida Property and/or to sell the Florida Property, and minimizing operating costs. See Note 3, Real Estate Properties and Leases.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At September 30, 1998, Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. The Colorado Properties were sold on July 24, 1998 and August 25, 1998. See Note 3, Real Estate Properties and Leases.

   The accompanying notes are an integral part of these financial statements.

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flow, the Trust considers all short-term debt securities purchased with an original
     maturity   of  three   months   or  less  to  be  cash   equivalents.

(2) BUILDINGS AND IMPROVEMENTS - Depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3) LOAN COSTS - Loan costs have been deferred and are being amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION - Rental income from operating leases is recognized as earned over the life of the lease agreements.

(5) INCOME TAXES - As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $1,341,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7) USE OF ESTIMATES - Management has made certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At September 30, 1998 and 1997 the Trust owned one property in Florida (the "Florida Property"). On March 9, 1994, the Trust sold its Marshall Manor property ("Marshall Manor") which was located in Michigan. Included in the caption "Rent and other receivables" is the discounted contract balance of $18,404 at December 31, 1996 resulting from the sale of Marshall Manor. The contract, requiring quarterly payments of $18,750 was paid in full in April 1997. The two Colorado Properties were sold, one on July 24, 1998 and one on August 25, 1998. See "The Colorado Properties" below.

At September 30, 1998, the net book values of the Florida Property is as follows:

     Cost:

     Land                                                  $  393,195
     Buildings and Improvements                             4,683,317
     Accumulated Depreciation                              (1,235,620)
                                                           ----------
Net Carrying Value                                         $3,840,892
                                                           ----------

The carrying values of the Colorado Properties were reduced in 1992 and 1993 by $2,491,000 to the amounts expected to be realized upon disposition of such properties. The carrying value of the Colorado Properties was reduced an additional $280,000 in 1997. Based on the actual sales proceeds from the sale of the two Colorado Properties, a gain on sale of $14,520 was recorded for the quarter ended September 30, 1998. Trust management has evaluated the carrying values of the Florida Property and believes that the remaining net carrying value is realizable.

SALE OF THE COLORADO PROPERTIES

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

Therefore management believed that the Colorado Properties might ultimately have to be used for purposes other than the MRDD use. Trust management worked during 1997 and 1998 to develop alternative uses for Country View and New Life. Country View was vacated as of September 30, 1995 and New Life was vacated as of April 30, 1998. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. An additional valuation reserve of $200,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated

July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank.

After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. On August 25, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

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

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                                    Florida        Colorado
     Year Ended December 31,        Property      Properties        Total
     -----------------------        --------      ----------        -----

     1998                          $  598,264     $   37,319     $  635,583
     1999                             623,496                       623,496
     2000                             623,496                       623,496
     2001                             623,496                       623,496
     2002                             623,496                       623,496
     2003                             207,832                       207,832
                                   ----------     ----------     ----------
                                   $3,300,080     $   37,319     $3,337,399
                                   ----------     ----------     ----------

NOTE 4:  MORTGAGE NOTES PAYABLE
                                                    9/30/98           12/31/97
                                                    -------           --------
Bank mortgage note-Florida Property,
payable in monthly installments of $38,660,
including  interest at 9.50%, through
July 31,  1998,  at which date the unpaid
balance is due in full.                           $2,999,225         $3,142,088

Bank mortgage note-Colorado Properties,
interest at 9.50%, payable in monthly
installments of principal and interest,
through July 31, 1998, at which date the
unpaid balance was due in full.                   $1,563,921         $1,681,170
                                                  ----------         ----------

  Total mortgage notes payable                    $4,563,146         $4,823,258


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


NOTE 5:  RELATED PARTY TRANSACTIONS

Effective November 1, 1996, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

(a) Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Predecessor Advisor and $5,000 to the Advisor during 1997 and 1996, respectively. It incurred advisory fees of $7,500 during the three month period ended September 30, 1998.

(b) Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust has incurred no such fees in 1997 or 1998.

See Note 1 regarding the above referenced changes in the Trust advisor.

Leasing transactions with related parties are described in Note 3.

In 1993, BHS, as successor lessee of the Florida Property, made a $47,921 payment of interest which had been accrued on the related mortgage loan. This amount was being amortized over the term of the lease. It was fully amortized as of May, 1998.


NOTE 6:  DISPUTED CLAIMS

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


NOTE 7:  MORTGAGE LOAN FORBEARANCE AGREEMENT

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefore, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. On July 31, 1998, the Forbearance Agreement expired. The Trust is negotiating an extension to this agreement. The Bank has exercised no remedies available to it. Although the Trust believes it will conclude such extension negotiations, no assurance can be given that it will.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                      Nine Months Ended September 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                September 30, 1998 compared to September 30, 1997

RENTAL AND OTHER INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the nine months ended September 30, 1998, rental income was $476,752 as compared to $537,347 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, rental income decreased by $59,836 to $124,479 as compared to $184,315 for the three months ended September 30, 1997. These decreases are primarily attributable to the loss of rents resulting from the expiration of the New Life lease. Total Revenues for the period ending September 30, 1998 included Interest Income of $1,445 and a $14,250 Gain on Sale of Assets. This gain was due to an increase in the sale proceeds of the Colorado Properties above the amount which had previously been written down.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1998 were $87,812 which compares with $111,870 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, depreciation and amortization was $21,800 as compared to $37,290 for the three months ended September 30, 1997. These reductions are primarily the result of assets becoming fully depreciated and/or sold.

INTEREST EXPENSE. For the nine months ended September 30, 1998, interest expense totaled $401,001 as compared to $330,612 for the same period in 1997. For the three months ended September 30, 1998 interest expense was $168,855 as compared to $104,737 for the same period in 1997. These increases in interest expense are the result of increases in the interest rates on certain mortgage notes payable.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Lenox Healthcare Capital Services, LLC and its successor Harbor American Capital Group, the advisor to the Trust. For the nine months ended September 30, 1998, advisory and other fees totaled $22,500. For the three months ended September 30, 1998, advisory and other fees totaled $7,500. This is the same as the charges for the respective periods in 1997.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the nine months and the three months ended September 30, 1998 were $24,750 and $8,250 respectively. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the nine months ended September 30, 1998 were $100,083 which compares with $164,759 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, other operating expenses were $32,675 as compared to $107,456 for the three months ended September 30, 1997. These costs are costs associated with two vacant facilities and include wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs. The current period cost decreases are the result of the sale of the two Colorado Properties.


LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased from $89,965 at December 31, 1997 to $53,126 at September 30, 1998. The net decrease is primarily the result of cash being expended for legal and audit costs and operating expenses. Rent and other receivables decreased from $29,267 at December 31, 1997 to none at September 30, 1998. The decrease is the result of the collection of account balances and nothing due from the one remaining property. Accounts payable and accrued expenses decreased from $180,662 at December 31, 1997 to $127,670 at September 30, 1998. The decrease is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,823,258 at December 31, 1997 to $4,563,146 at September 30, 1998. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,219,111) at December 31, 1997 to ($4,362,500) at September 30, 1998.

The Trust has relied solely on rental income to pay its expenses in 1998 and 1997. Cash flows used in operations were $262,296 for the nine months ended
September 30, 1998 as compared to $34,385 provided by operating activities during the same period in 1997. This decrease resulted from the increase in the operating loss in the current period. Cash flows used in operations were $275,662 for the three months ended September 30, 1998 as compared to $16,690 provided by operations in the same period in 1997. This increase resulted primarily from the increase in accounts payable and the operating loss incurred in the current period.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1998 the Trust had one property remaining under lease, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property for $262,500. Effective August 25, 1998 the Trust sold the New Life property for $250,000. Mortgage notes payable on the Trust's properties matured on July 31, 1998. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Bayshore or continuing to seek sources to refinance the mortgage notes payable secured by Bayshore and minimizing operating costs. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable.

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.



PART II - OTHER INFORMATION


ITEMS 1-6.  NOT APPLICABLE

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


                                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                                     (Registrant)


Date:  November 6, 1998                  /s/ F. Dale Markham
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)