Form 10KSB
period 1998-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1999-04-01
CIK 810836

FORM 10-KSB
                           -----------
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED 12/31/98           OR
                               --------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM          TO
                                    ---------        ---------

COMMISSION FILE NUMBER:  33-11863
                         --------

              HEALTHCARE INVESTORS OF AMERICA, INC.
              -------------------------------------
         (Name of small business issuer in its charter)

           Maryland                           86-0576027
           --------                           ----------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)           Identification No.)

      2990 N. Swan Road, Suite 228, Tucson, Arizona  85712
      ----------------------------------------------------
            (Address or principal executive offices)

Issuer's telephone number:    (520) 326-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  None

Name of each exchange on which registered:   None

Securities registered under Section 12(g) of the Exchange Act:
None (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended December 31, 1998 were $640,228.

The aggregate market value of the voting common stock, $.01 par value ("Common Stock"), held by non-affiliates of the issuer as of December 31, 1998 was $0. 397,600 shares of Common Stock of the registrant were outstanding as of March 26, 1999.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ----     ---

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

     During a portion of 1998, the Trust owned the real property, fixtures and improvements used in connection with the operation of three long term care facilities located in Florida and Colorado. These facilities include: Bayshore Convalescent Center ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located in North Miami Beach, Florida, which was acquired in March 1988; Country View Care Center ("Country View"), an 87-bed intermediate care nursing facility located in Longmont, Colorado, which was acquired in December 1989; and New Life Care Center ("New Life"), a 56-bed intermediate care nursing home facility located in Greeley, Colorado, which was acquired in December 1989. Country View and New Life are collectively referred to herein as the "Colorado Properties."

     At December 31, 1998, the Bayshore facility was leased to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). See Item 2. DESCRIPTION OF PROPERTY - The Florida Lease. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. New Life was leased to Res-Care, Inc., a Kentucky corporation ("Res-Care"), an unaffiliated entity. The terms of the lease with Res-Care provided for lease payments based on the number of patients residing at the Colorado Properties as well as those placed outside of the facilities under the "Community Advantage" program. In April 1998, the lease with Res-Care expired and shortly thereafter New Life became an unoccupied facility. Country View was vacated by its lessee on September 30, 1995, and remained unoccupied as of its sale on July 24, 1998.

     Trust management worked during 1998 to develop alternative uses for Country View and New Life. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank. At March 24, 1999, all payments due under the Harper Notes are current.

     After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 was accordingly recognized as of December 31, 1997 to give effect to the further impaired value of this property. The Trust received the sum of $250,000 in cash at closing on August 24, 1998. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

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

     At the same meeting of the Board of Directors, Mr. Markham was elected to serve as Chairman, President and Chief Financial
Officer of the Trust and Joan M. Zeller was elected to serve as Secretary of the Trust.

     In connection with the accepted resignations, effective March 1, 1998, the remaining members of the Board of Directors of the Trust voted to terminate the Trust advisory contract with Lenox Healthcare Capital Services, LLC ("Lenox"). The Trust then entered into a two year contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the successor lessee of Bayshore.

     The Trust's continuing plan of operation for the 1999 fiscal year (ending December 31, 1999) is as follows: The Trust intends to own, lease, sell or auction Bayshore. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Additionally, the Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

     Under the Forbearance Agreement, the Bank originally agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170.45, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offsets or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and the Bank. As indicated above, the Trust completed the sale of the last of the Colorado Properties on August 24, 1998. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. The Bank extended the Forbearance Agreement until January 31, 1999.

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

     Through March 24, 1999, the only remaining property, Bayshore, is leased to a lessee affiliated with the Trust. Further, the Trust has entered into a Letter of Intent to sell Bayshore. As of March 24, 1999, this Letter of Intent has not resulted in an excuted Contract to Sell. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business.

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

     The Trust, as of December 31, 1998, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory
Agreement.  See Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS - Compliance With Section 16(a) of the
Exchange Act and Item 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

ITEM 2.  DESCRIPTION OF PROPERTY

     BAYSHORE- Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

     COUNTRY VIEW. Country View is a one story structure containing approximately 21,688 square feet, constructed during the early 1970's. The building is situated on two parcels of land containing approximately 9.8 acres. It is located in Longmont, Colorado. This property was operated as an intermediate care facility to serve the mentally challenged and contains 87 beds. It was sold on July 24, 1998.

     NEW LIFE- New Life is a one story structure containing approximately 18,000 square feet, built in 1957. The building is located on a parcel of land containing approximately 1.09 acres, in east Greeley, Colorado. Until April 30, 1998, this property was operated as an intermediate care nursing home facility to serve the mentally challenged and contains 56 beds. It was sold on August 24, 1998.

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

     The Colorado Lease had an original term of three (3) years and originally provided for three (3) one year options to extend, thus ending on September 30, 1998 if all options were exercised. The initial term of this lease expired September 30, 1995. Res-Care, as lessee of New Life, negotiated a new option to extend the New Life lease for thirty (30) months expiring March 31, 1998. It was subsequently extended for an additional month to April 30, 1998. Upon the New Life lease expiration, New Life became unoccupied. On August 24, 1998, the Trust closed the sale of the New Life property for $250,000. The lease of Country View expired on September 30, 1995 and Country View remained unoccupied during 1998. On July 24, 1998, the Trust closed on the sale of the Country View property for $262,500. See Item 1. BUSINESS - General Development of Business.

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

     The Colorado Lease provided for a basic annual rent payable monthly (the "Annual Base Rent") equal to 115% of the "Annual Fair Rental Allowance" as determined by the State of Colorado, Health Facilities Division, or any other agency having jurisdiction over such rates ("HFD"). The Annual Base Rent was $150,000 for New Life. Upon issuance from HFD, and receipt by Res-Care of notice ("Notice") of a new annual Fair Rental Allowance, such Annual Fair Rental Allowance was to be substituted in the calculation of Annual Base Rent effective as of the date specified in the Notice. The monthly rent was adjusted by the percentage decrease or increase in the Client Base (as defined and adjusted in this paragraph) to arrive at an adjusted monthly rent. The initial "Client Base" was deemed to be 52 at New Life which was the client population resident census of the facilities as of August 24, 1992. Any adjustments in the monthly rent as a result of an increase or decrease in the client population of either facility commenced the month following such increase or decrease and were based on the average daily population for such month. Furthermore, any decrease in the client population of either facility which was the result of the transfer of a client to the supported living program in the counties of Weld and Boulder, Colorado, known as Community Advantage, was not considered a population decrease for purposes of arriving at the adjusted monthly rent.

     The Colorado Lease provided for fixtures and equipment to secure the landlord's interest in said lease. At termination of the lease, title to said fixtures and equipment reverted to the Trust. Res-Care was required to furnish regular monthly and annual financial reports to the Trust.

     THE FLORIDA LEASE. The Florida Lease was entered into effective May 1, 1993 by the Trust with BHS. BHS is owned by James R. Sellers, an affiliate of the Advisor. The Florida Lease has an original term of five (5) years and provides for five (5) five year options to extend, thus ending on March 31, 2023, if all options are exercised. BHS exercised its option to extend for an additional five year period effective May 1, 1998. The Florida Lease, as it may be extended, is a net lease requiring BHS to pay all operating expenses of the properties. Minimum rents are composed of two parts, an equity component and a debt component. The beginning equity component is $84,000 annually, payable $7,000 monthly. A provision has been made to increase the equity component amount after reviewing operations for the period from May 1, 1993, through December 31, 1993. To date, no change has been made. The monthly debt component is an amount not less than the principal and interest payment charged by the facility first mortgage lender, presently the Bank.

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

     As of December 31, 1998, real estate taxes through 1998 of $80,984.were due and owing on the Bayshore Convalescent Center. These are the responsibility of the lessee. If the lessee does not pay these taxes, responsibility would shift to the Trust. Trust management is reasonably confident the lessee will make the tax payments.

     THE LOANS. Each of the three (3) properties owned by the Trust at January 1, 1998, was funded by a combination of cash and mortgage loans. The Bank, formerly Citizens Fidelity Bank & Trust Company, holds the loans on Bayshore and on the Colorado Properties.

     THE COLORADO PROPERTIES LOAN. Although the Colorado Properties were sold during 1998, there were insufficient proceeds from such sales to pay off the first mortgage loan to the Bank. At December 31, 1998, the balance still due was $1,494,033. All interest payments were brought current in January 1999 and remain current through March 24, 1999. The loan, as extended under the terms of the Forbearance Agreement, became due on January 31, 1999. The loan is secured by a second mortgage on the Bayshore property, with assignments of leases and rents thereunder.

     THE BAYSHORE LOAN. The first mortgage loan to the Bank totals $2,968,099 as of December 31, 1998. All interest payments were brought current in Jnuary 1999 and remain current through March 24, 1999. The loan, as extended, became due on January 31, 1999. The loan is secured by a first mortgage and assignment of leases and rents thereunder. In addition, the Bayshore Loan is secured by a $1,494,033 second mortgage, which resulted from the sales proceeds of the Colorado Properties being insufficient to pay off the loan on the Colorado Properties.

     As noted above, the Company's mortgage notes matured on January 31, 1999. This date is pursuant to the Forbearance Agreement dated as of April 30, 1998, as extended. Management is currently seeking to sell or to refinance the mortgage notes payable. Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of any such sale or refinancing efforts. There can be no assurance that the Trust will be successful in its sale or refinancing efforts or that the Bank will not demand payment of the mortgage notes payable.

     Management believes Bayshore is adequately insured. As of March 24, 1999, occupancy at Bayshore is 86%.

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


     The Trust did not submit any matter during 1998 requiring a vote of its shareholders.

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

     Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 1998, 1997 and 1996. The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As of March 24, 1999, there were 397,600 shares of Common
Stock outstanding, which were owned by approximately 400 holders of record.

DIVIDENDS

     The Trust last declared dividends on the Common Stock in the amount of $0.06 per share in May, 1992. Unless property sales or leases are made in 1999 which result in receipt by the Trust of sale or lease proceeds, there will not likely be cash available for distributions for purposes of declaring and paying any dividends in 1999. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED
DECEMBER 31, 1997.

     For the year ended December 31, 1998, the Trust had a net loss of $124,831, or $0.31 per share, as compared to a net loss of $471,741, or $1.19 per share for 1997.

     REVENUES. The Company primarily derives its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 1998 were $640,228 a decrease of $87,013 or 12% from revenues of $727,241 for the year ended December 31, 1997. The decrease in revenues was primarily the result of the loss of lease revenues associated with two unoccupied properties, both of which the Trust sold during 1998, and a $19,030 loss on sale of the Colorado Poperties.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1998 was $121,083 a decrease of $10,943 or 8.3% from $132,026 for the year ended December 31, 1997. This decrease is the result of the suspension of depreciation on the Country View facility when it became vacant in September 1995 and on the New Life facility when it became vacant in May 1998.

     REDUCTION IN NET CARRYING VALUE OF PROPERTY. The Company recognized an additional devaluation of $280,000 for the year ended December 31, 1997 to give effect to the further impaired value of the Country View and New Life properties, which were subsequently sold on July 24, 1998 for $262,500, and August 6, 1998 for $250,000, respectively.

     INTEREST EXPENSE. For the year ended December 31, 1998, interest expense totaled $459,678, a decrease of $13,820 or 2.9% from $473,498 for the year ended December 31, 1997. This decrease results from payments of principal on mortgage property.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 1998 were $63,000, the same as the $63,000 paid for the year ended December 31, 1997.

     OTHER EXPENSES. Other expenses for the year ended December 31, 1998 were $121,298 a decrease of $129,160 or 52% from
$250,458 for the year ended December 31, 1997. This decrease is primarily the result of selling the Colorado Properties and eliminating the cost of utilities, insurance, contract services and administrative costs related to the two Colorado unoccupied facilities.

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

LIQUIDITY

     Cash decreased from $89,965 at December 31, 1997 to $38,421 at December 31, 1998. Rent and other receivables decreased from $29,267 at December 31, 1997 to zero at December 31, 1998. This decrease was primarily the result of the sale of the two Colorado facilities. Building and improvements net, decreased from $3,947,972 at December 31, 1997 to $3,418,426 at December 31,
1998. This decrease was also primarily the result of the sale of the two Colorado facilities and the recognition of a $280,000 valuation reserve on the Country View and New Life properties, which were sold for $262,500 on July 24, 1998, and $250,000 on August 6, 1998, respectively. Mortgage notes payable decreased from $4,823,258 at December 31, 1997 to $4,462,132 at December
31, 1998. This decrease was primarily the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,219,111) at December 31, 1997 to ($4,343,942) at December 31, 1998. This increase is the result of the net loss in 1998.

     The Trust has relied solely on rental income to pay its expenses in 1998 and 1997. Cash flows provided by operations were $29,542 in 1998 and $71,659 in 1997.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had three remaining properties for a portion of 1998, but only one property since August 1998, the remaining one of which is under lease, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties matured on January 31, 1999 as the Bank had extended the Forbearance Agreement dated April 30, 1998 to January 31, 1999. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business. The current maturity of all of the Trust's notes payable, accumulated recurring operating losses and the carrying costs of unleased assets raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

     Management's plans include continuing to sell the remaining property and/or seek sources to refinance the mortgage notes payable on Bayshore and minimizing operating costs. Effective July 24, 1998, the Trust sold the Country View property for $262,500. Effective August 6, 1998, the Trust sold the New Life property for $250,000. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business.

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

IMPACT OF YEAR 2000

     The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of March 24, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

     Bayshore is substantially dependent on Medicaid reimbursements from the State of Florida. To the extent that the State of Florida encounters problems resulting from the Year 2000 Problem, and is unable to make timely payments, the Trust may be adversely impacted. The Trust has not currently established contingency plans to handle the most reasonably likely worst case scenario which the Trust believes to be the failure of the State of Florida to timely make Medicaid payments.

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

               (iv) (A)With respect to Arthur Andersen, during the fiscal year of the Trust ended December 31, 1996, and for the interim period from December 31, 1996 through March 19, 1998, there were no disagreements between Arthur Andersen and the Trust for the respective applicable periods, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused the accountant to make reference to the subject matter of the disagreement in connection with the report of such accountant.

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

               (iv) (B)  Not applicable.

      (iv)  (C)     Not applicable.

      (iv)  (D)     Not applicable.

      (iv)  (E)     Not applicable.

(a) (2)The Trust has engaged LCC&M as the auditor for the year ended December 31, 1997. The auditor responsible for that and previous LCC&M engagements, Steven E. Clark, CPA, subsequently left that firm to establish the firm of S. E. Clark & Company, P.C. (also registered with the S.E.C. Practice Section of the AICPA), and who are continuing to serve as our auditors. This was not viewed by management as a change in firm due to continuity of the responsible auditor and his assumption of responsibility for the opinion on the December 31, 1997 financial statements.

      (i) and (ii)  Not applicable.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

                                      Position
                                     Presently            Director
Name                     Age            Held                From
----                     ---            ----                ----

Thomas M. Clarke          43     Director, President    1996 -
                                  and Chief Financial   March 2, 1998
                                  Officer
F. Dale Markham           69     Director, Chairman     1987 to Present
                                  of the Board
Grady P. Hunter           65     Director               1987 to Present
Charles E. Trefzger, Jr.  40     Director               1996 to Present

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

     Charles E. Trefzger is the President of Chancellor Health Services, a healthcare management company specializing in the long term care industry. Through affiliated entities, he owns fourteen nursing homes and six assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-Com from 1986 to 1989. From 1986 to 1988, Mr. Trefzger was Corporate Counsel to Brian Center Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor degree from Wake Forest University.

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

     At the same meeting of the Board of Directors, Mr. Markham was elected to serve as Chairman, President and Chief Financial
Officer of the Trust and Joan M. Zeller was elected to serve as Secretary of the Trust.

     In connection with the resignations, Mr. Clarke submitted a letter (the "Clarke Letter") dated March 4, 1998 to Mr. Markham stating that Mr. Sellers had engaged in discussions with respect to the receipt of a formal proposal for the sale of Bayshore to the facility manager of the facility. Mr. Clarke stated that these actions are inconsistent with discussions held during the February 10, 1998 Board of Directors meeting of the Trust with respect to terminating the facility manager for blatant violations of a certain Management Agreement dated May 1, 1993. Mr. Clarke stated that such actions indicated, among other things, a lack of confidence in Lenox's ability to consummate acquisitions and provide financing to the Trust. Mr. Clarke did not specifically request that the explanation for his resignation be included in the Form 8-K, filed March 26, 1998.

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

OFFICERS AND DIRECTORS OF THE ADVISOR

     During 1998, the Trust was under contract with Lenox. Mr. and Mrs. Thomas M. Clarke own 50% of Lenox. The other 50% of Lenox is owned by entities affiliated with James R. Sellers. In connection with the resignations of Mr. and Mrs. Clarke and Mr. Lunt as directors and executive officers of the Trust and Mr. Fancher as an executive officer of the Trust, the remaining Board members of the Trust voted to terminate the Trust advisory contract with Lenox. As a result and effective March 1, 1998 the Trust entered into a contract for advisory services with HACG. The general partner of HACG is Heritage. All of the stock of Heritage is held by James R. Sellers, an affiliate of BHS, the lessee of Bayshore.

     James R. Sellers, age 65, is the President and sole stockholder of Heritage, an affiliate of the Advisor. Heritage had been the Managing General Partner of the Advisor since July, 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers is also the sole stockholder of BHS, the lessee of Bayshore. Mr. Sellers has been Senior Vice President of Keystone Mortgage Partners LLC, formerly known as Keystone Capital Group, Inc., an Arizona based mortgage banking firm since May, 1993.
Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based mortgage banking firm, from July, 1990 until May, 1993. From 1982 to 1990, he served as Executive Vice President, a director, and a principal stockholder of MSM the original Managing General Partner of the original Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 1998. Thomas M. Clarke, President during 1997 and until March 2, 1998, was compensated by the Trust for services rendered during the fiscal year ended December 31, 1997. F. Dale Markham, former President and Treasurer of the Trust, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 1998, 1997 and 1996, respectively.


                        SUMMARY COMPENSATION TABLE
                            Annual Compensation

Name and Principal Position     Year      Total Compensation
---------------------------     ----      ------------------

Thomas M. Clarke, President,
Chief Financial Officer and     1998      -0-
Director (2)                    1997      -0-

F. Dale Markham, Chairman of    1998      $ 2,750 accrued, $8,250 paid
the Board, President and        1997      $ 3,550 accrued, $37,650 paid
Chief Financial Officer (2)     1996(1)   $16,000 accrued, $21,500 paid

(1) Includes directors fees payable annually in the amount of $11,000 per year and additional compensation for additional time contributed ("Special Fees")

(2)  Mr. Clarke served as President, Chief Financial Officer and
     Director through March 19, 1998 and thereafter Mr. Markham served in such capacities in addition to serving as Chairman of the Board.

     The Trust paid or accrued annual directors fees of $11,000 each to the unaffiliated Directors in 1997 and 1998, plus a fee of $800 for each Directors' meeting attended in person. In 1998, $8,250 of Director's fees was paid to Mr. Markham and $2,750 was accrued.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.


     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth as of March 24, 1999 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                                                 Percentage of
                           Amount & Nature of     Outstanding
Name of Beneficial Owner   Beneficial Ownership   Shares Owned
Harbor American Capital
 Group, a California
 Limited Partnership       20,000 Shares (1)         5.03%
Herbert W. Owens             40,000 Shares           10.06%
Grady P. Hunter                   (2)                 XXX
F. Dale Markham                   (1)                 XXX
James R. Sellers                  (1)                 XXX
All Directors and Officers        (1)                 XXX

(1) The current Advisor as of March 24, 1999, Harbor American Capital Group, owns of record and beneficially 20,000 shares of Common stock. The former managing general partner of the Advisor, MSM and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony, and James R. Sellers) may be deemed to be beneficial owners of the shares of Common Stock owned of record by Harbor American Capital Group.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 1998. The former managing general partner of the Advisor (MSM), and each of the principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony and James R. Sellers) and present officer, director and shareholder of Heritage (James R. Sellers), may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

ACQUISITION AND DISPOSITION FEES

     The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 1998 and therefore no acquisition fees were paid. Disposition fees in the amount of $5,000.00 for the sale of Country View on July 24, 1998 and $5,000.00 for the sale of New Life on August 24, 1998 were paid to the Advisor.

ADVISORY FEE

     During the fiscal year ended December 31, 1998, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $25,000 and $0 to Lenox, the advisor until March 1, 1998. James R. Sellers is the owner of Heritage which is the managing general partner of Harbor American Capital Group and was a 35% owner of Lenox during 1997 and until March 1, 1998; he is the owner of BHS, which serves as lessee of the Florida Property. During 1998, BHS paid lease rentals of $587,622.60 to the Trust.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements
     The following financial statements of Healthcare Investors of America, Inc. are included.

     Report of Independent Public Accountants -
       Year Ended December 31, 1998.                        F-1
     Independent Auditor's Report -
       Year ended December 31, 1998.                        F-2
     Balance sheets - December 31, 1998 and 1997.           F-3
     Statements of operations -
       Years ended December 31, 1998 and 1997.              F-4
     Statements of cash flows -
       Years ended December 31, 1998 and 1997.              F-5
     Notes to financial statements - December 31, 1998.     F-6

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


Dated:  March 24, 1999   HEALTHCARE INVESTORS OF AMERICA, INC.

                         BY: /s/ F. Dale Markham
                            ----------------------------------
                                                 Director,
                            President and Chief Financial
                            Officer (Principal Executive,
                            Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.



Dated:  March 24, 1999      BY: /s/ F. Dale Markham
                               ---------------------------------
                               F. Dale Markham, Director,
                                President and Chief Financial
                                Officer (Principal Executive,
                                Financial and Accounting Officer)

Dated:  March 24, 1999      BY: /s/ Grady P. Hunter
                               ---------------------------------
                               Grady P. Hunter, Director

Dated:  March 24, 1999      BY: /s/ Charles E. Trefzger
                               ---------------------------------
                               Charles E. Trefzger, Jr., Director


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

                      FOR FISCAL YEAR ENDED
                        DECEMBER 31, 1998

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

10.9(b)* Amendment to Dividend Reinvestment Agreement and Plan dated as of December 11, 1987 between the Trust, Federated and HACG filed as Exhibit 10.9(b) to Form 10-
          K filed on March 30, 1988.

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

10.24* Master Facility Lease dated as of December 27, 1989 between the Trust and HCC-Country View.

10.25* Master Facility Lease dated as of December 27, 1989 between the Trust and HCC-New Life.

10.26* Master Facility Lease dated as of December 27, 1989 between the Trust and Citizens.

10.27*    Amended and Restated Promissory Note dated as of
          December 27, 1989 from the Trust to Citizens.

10.28* Assumption Agreement and Amendment of Deeds of Trust and Security Agreement dated as December 27, 1989 by and among (i) the Trust (ii) Citizens; (iii) HCC-
          Country View and (iv) HCC-New Life.

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

10.92*    Amendment to Promissory Note dated as of October 31,
          1994 between the Trust and PNC.

10.93*    Third Extension of Leases and Rents (re: Bayshore First
          Mortgage), dated as of October 31, 1994 between the Trust and PNC.

10.94*    Advisor Agreement dated November 1, 1996, between the
          Trust and Lenox Capital Services, LLC ("Lenox").

10.95* Advisor Agreement, dated as of March 1, 1998, between the Trust and Harbor American Capital Group.

10.96* Forbearance Agreement, effective as of April 30, 1998, between the Trust and PNC Bank, National Association.

10.97* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and William E. Harper ("Harper") - $162,500;
          as amended on July 11, 1998.

10.98*    Commercial Contract to Buy and  Sell Real Estate
          [Seller or Private Third-Party], dated June 17, 1998, between the Trust and Harper - $100,000; as amended on July 11, 1998.

10.99* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $100,000.

10.100* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $82,500.

10.101* Deed of Trust, dated July 24, 1998, from Harper for the benefit of the Trust.

10.102*   Collateral Assignment of Promissory Notes and Deeds of
          Trust, dated as of July 24, 1998, from the Trust to PNC.

10.103* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third Party] dated August 6, 1998, between the Trust and Continuum Health Partnership, Inc.

23.1      Consent of S.E. Clark & Company, P.C.

27        Financial Data Schedule

*Incorporated by reference

                 INDEPENDENT AUDITORS REPORT

Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 1998 and 1997 and the related statements of operations and distributions in excess of net earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S.E. CLARK & COMPANY, P.C.

Tucson, Arizona
March 26, 1999

              HEALTHCARE INVESTORS OF AMERICA, INC.

                         BALANCE SHEETS

                                          As of December 31,
                                          ------------------
ASSETS:                                  1998             1997
------                                   ----             ----
Real Estate Properties:
  Land                                 $  393,195      $  466,301
  Building and improvements,
   net of accumulated depreciation
   and valuation reserves of
   $1,264,891 and $4,409,128
   at December 31, 1998 and
   December 31, 1997, respectively      3,418,426       3,947,972

Prepaid expenses                            5,838           3,915
Mortgage receivable                       182,500
Rent and other receivables                                 29,267
Cash and cash equivalents                  38,421          89,965
                                       ----------      ----------

  TOTAL ASSETS                         $4,038,379      $4,537,420
                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                 $4,462,132      $4,823,258
Accounts payable and accrued
  expenses                                170,767         180,662
Disputed claims                            92,623          92,623
Deferred income                                             3,189
                                       ----------      ----------

  TOTAL LIABILITIES                     4,725,522       5,099,732
                                       ----------      ----------

Stockholders' Equity (Deficiency):

Common stock, $.01 par value;
 10,000,000 shares authorized,
 397,600 shares issued and
 outstanding                                3,976           3,976
Paid in capital                         3,652,823       3,652,823
Distributions in excess of
 net earnings                          (4,343,942)     (4,219,111)
                                       ----------      ----------

  TOTAL STOCKHOLDERS' EQUITY             (687,143)       (562,312)
                                       ----------      ----------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $4,038,379      $4,537,420
                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

              HEALTHCARE INVESTORS OF AMERICA, INC.

           STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
                    IN EXCESS OF NET EARNINGS


                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
REVENUES:                               1998             1997
--------                                ----             ----

Rental income                          $653,439        $716,744
Interest and other income                 5,819          10,497
Loss on sale of assets                  (19,030)
                                     ----------      ----------
                                        640,228         727,241
                                     ----------      ----------

EXPENSES:
Depreciation and amortization           121,083         132,026
Reduction in net carrying
  value of properties                                   280,000
Interest expense                        459,678         473,498
Advisor, directors fees
  and expenses                           63,000          63,000
Other operating expenses                121,298         250,458
                                     ----------      ----------

                                        765,059       1,198,982
                                     ----------      ----------

NET LOSS                              $(124,831)      $(471,741)
                                     ==========      ==========

NET LOSS PER SHARE                      $(0.31)         $(1.19)
                                        =======         =======

Weighted average shares outstanding     397,600         397,600
                                     ----------       ---------

DISTRIBUTIONS IN EXCESS OF
  NET EARNINGS:
  Beginning of Year                 $(4,219,111)    $(3,747,370)

  Net loss                             (124,831)       (471,741)
                                     ----------      ----------

  End of year                       $(4,343,942)    $(4,219,111)
                                     ==========      ==========

The accompanying notes are an integral part of these financial statements.


              HEALTHCARE INVESTORS OF AMERICA, INC.
                    STATEMENTS OF CASH FLOWS

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                         1998           1997
                                         ----           ----
CASH FLOWS FROM OPERATIONS:
--------------------------
Net loss                              $(124,831)      $(471,741)

Adjustments to reconcile net
  loss to net cash provided by
  (used for) operating activities:
    Depreciation and amortization       121,083         132,026
    Loss on sale of assets               19,030
    Reduction in net carrying
      value of properties                               280,000
    Changes in assets and liabilities:
     Rent and other receivables          29,267          31,043
     Prepaid expenses                    (1,923)          5,255
     Accounts payable and accrued
      expenses                          (13,084)         95,077
                                     ----------      ----------

Net cash provided by operating
  activities                             29,542          71,659
                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Increase in mortgage receivable        (182,500)

Net proceeds on disposition of
  Colorado properties                   462,540
                                     ----------      ----------

Net cash provided by investing
  activities                            280,040               0
                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Payments on long-term borrowings       (361,126)       (148,652)
                                     ----------      ----------

Net cash used for financing
  activities                           (361,126)       (148,652)
                                     ----------      ----------

CASH AND CASH EQUIVALENTS:
-------------------------

Decrease during year                    (51,544)        (76,993)

  Beginning of year                      89,965         166,958
                                     ----------      ----------

End of year                           $  38,421        $ 89,965
                                     ==========      ==========

The accompanying notes are an integral part of these financial statements.

              HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 1998, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

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

After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. An additional valuation reserve of $80,000 has accordingly been recognized as of December 31, 1997 to give effect to the further impaired value of this property. The Trust received $250,000 in cash at closing on August 24, 1998. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

Effective March 1, 1998, the members of the Board of Directors of the Trust voted to terminate the Trust advisory contract with Lenox Healthcare Capital Services, LLC ("Lenox"). The Trust has entered into a two year contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the successor lessee of Bayshore.

The Trust's continuing plan of operation for the year ending December 31, 1999 is as follows: The Trust intends to own, lease or sell (including by auction) its Properties. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust.

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. The Trust is now negotiating another extension. Although no assurance can be given that these negotiations will be successfully concluded, the Trust and the Bank have previously come to such an agreement and the Trust expects to secure the Bank's approval of this extension request.

The Trust also anticipates reviewing and evaluating other properties for possible investment opportunities. However, the Trust's efforts are limited by the resources available and the Trust's ability to raise additional resources.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

(1)   CASH AND CASH EQUIVALENTS - For purposes of the statements
      -------------------------
      of cash flows, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

(2)   BUILDINGS AND IMPROVEMENTS - Depreciation of these assets
      --------------------------
      is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3)   LOAN COSTS - Loan costs have been deferred and are being
      ----------
      amortized using the straight-line method over the term of the related borrowing.

(4)   REVENUE RECOGNITION - Rental income from operating leases
      -------------------
      is recognized as earned over the life of the lease agreements.

(5)   INCOME TAXES - As of December 31, 1998, the Company had
      ------------
      net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values
      -----------------------------------
      of the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7)   USE OF ESTIMATES - Management has made certain estimates
      ----------------
      and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES
------------------------------------------

At December 31, 1997 the Trust owned three nursing homes (the "Properties"), two of which were located in Colorado (the "Colorado Properties"), and one in Florida (the "Florida Property"). As previously disclosed, the Colorado properties were sold in 1998.

At December 31, 1998, the net book value of the remaining property is as follows:

                                          FLORIDA PROPERTY
                                          ----------------
Cost:
Land                                          $   393,195
Buildings and Improvements                      4,683,317
Accumulated Depreciation                       (1,264,891)
Writedown to Net Realizable Value
                                               ----------

Net Carrying Value                            $ 3,811,621
                                               ----------


The carrying values of the Colorado Properties were reduced in 1992 and 1993 by $2,491,000 to the amounts expected to be realized upon disposition of such properties. The carrying value of the Colorado Properties was reduced an additional $280,000 in 1997 based on the subsequent sale of both of the Colorado Properties. Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable.

THE COLORADO PROPERTIES

Country View ("Country View"), one of the Colorado Properties, was vacant as of December 31, 1997. As further disclosed in Note
7, this property was subsequently sold on July 24, 1998. An additional $200,000 impairment of value was accordingly recognized as of December 31, 1997.

The other Colorado facility ("New Life") was leased to Res-Care, Inc. ("Res-Care") at December 31, 1997. The lease provided for a basic rent equal to 115% of the annual fair rental allowance as determined by the State of Colorado, to be adjusted by the percentage decrease or increase in the "client base" at the facility. The annual base rent was $150,000 at December 31, 1997. This lease expired on April 30, 1998. As further disclosed in Note 7, New Life was subsequently sold on August 6, 1998. An additional $80,000 impairment of value was accordingly recognized as of December 31, 1997.

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

In accordance with the original provisions of the Forbearance Agreement (defined herein), the original monthly payment on the mortgage was subsequently increased to $51,958, resulting in a monthly payment of $58,958 on the subsequently extended lease by BHS. The current extension of the forbearance agreement reduced the monthly payment, commencing in 1999, to $40,714, resulting in a monthly lease payment of $47,714. The unaudited financial statements of BHS reflect substantial working capital and liquidity deficiencies. There is no assurance that the extended terms of the lease represent a market rate or that BHS has the liquidity to pay this amount over the duration of the extended term of the lease.

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

     Year Ended December 31,                 Florida Property
     -----------------------                 ----------------
     1999                                      $  572,568
     2000                                         572,568
     2001                                         572,568
     2002                                         572,568
     2003                                         190,852
                                               ----------
                                               $2,481,124
                                               ----------


NOTE 4:  MORTGAGE NOTES PAYABLE
-------------------------------
                                        12/31/98     12/31/97
                                        --------     --------
Bank mortgage note-Florida Property,
payable in monthly installments of
$40,714, including interest at 9.50%,
through January 31, 1999, at which
date the unpaid balance was due in
full. Extension negotiations are
underway.                               $2,968,099   $3,142,088

Bank mortgage note-Colorado Properties,
interest at 9.50%, payable in monthly
installments of principal and interest,
through January 31, 1999, at which
date the unpaid balance was due in
full.  Extension negotiations are
underway.                                1,494,033    1,681,170
                                        ----------   ----------

  Total mortgage notes payable          $4,462,132   $4,823,258
                                        ----------   ----------


The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note on the Colorado Properties is also secured, to the extent of $1,494,033, by a second mortgage on the Florida Property.

The Trust entered into a Forbearance Agreement which is further discussed in Note 1.

NOTE 5:  RELATED PARTY TRANSACTIONS
-----------------------------------

Effective November 1, 1996, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor
Advisor, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Advisor during 1998 and the Predecessor Adviser in 1997.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust incurred no such fees in 1997.

Prior to November 1, 1996, the Trust was a party to an agreement with the Advisor (who currently serves in an advisory capacity) to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of .3% of average invested assets of the Trust, as defined with additional fees based on earnings.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust has incurred $10,000 of such fees in 1998.

     Incentive advisory service fees, payable annually in an amount equal to 5% of the cash available for distribution to stockholders for the fiscal year. The Trust did not make any distributions to stockholders during 1998 and 1997. As a result, the Trust incurred no incentive advisory fees for those periods.

     Mortgage servicing fees, at varying rates dependent upon the types of loan services. The Trust has paid no mortgage servicing fees to date.

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

NOTE 7:  CONTINGENCIES
----------------------

IMPACT OF YEAR 2000

     The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of March 24, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

     Bayshore is substantially dependent on Medicaid reimbursements from the State of Florida. To the extent that the State of Florida encounters problems resulting from the Year 2000 Problem, and is unable to make timely payments, the Trust may be adversely impacted. The Trust has not currently established contingency plans to handle the most reasonably likely worst case scenario which the Trust believes to be the failure of the State of Florida to timely make Medicaid payments.

NOTE 8:  SUBSEQUENT EVENTS
--------------------------

In accordance with an agreement in December, 1998 the Bank subsequently on January 8, 1999 increased the second mortgage principal by approximately $51,000 to bring the accrued interest current. The forebearance agreement has not been extended past January 31, 1999.

The advisor is currently reviewing an offer to sell the Bayshore facility at an amount in excess of the carrying value of the property and related debt.

                                                    EXHIBIT 23.1


           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the inclusion of our report dated March 26, 1999, in the Form 10-KSB for Healthcare Investors of America, Inc., for the years ended
December 31, 1998 and 1997.

S.E. CLARK & COMPANY, P.C.

Tucson, Arizona
March 30, 199