Form 10QSB
period 1999-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 1999-05-19
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 397,600 shares as of May 10, 1999.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX


                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 1998 and March 31, 1999.............   2

         Statement of Earnings and Distributions in Excess of Net
         Earnings - Three Months Ended March 31, 1998 and 1999.............   3

         Statement of Cash Flows - Three Months Ended March 31, 1998
         and March 31, 1999................................................   4

         Notes to Financial Statements - March 31, 1999....................   5


Item 2.  Management's Discussion and Analysis or Plan of Operation.........  11


PART II. Other Information

Item 1 to 6................................................................  14

Signatures.................................................................  15

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1999           1998
ASSETS:                                              (UNAUDITED)     (AUDITED)
                                                     -----------   ------------
Real Estate Properties:
Land                                                 $   393,195   $   393,195
Building and improvements, net of accumulated
depreciation of $1,294,162 and $1,264,891 at
March 31, 1999 and December 31, 1998,
respectively                                           3,389,155     3,418,426

Prepaid expenses                                           3,892         5,838
Mortgage receivable                                      182,500       182,500
Cash and cash equivalents                                 37,039        38,421
                                                     -----------   -----------

      TOTAL ASSETS                                   $ 4,005,781   $ 4,038,380
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 4,410,071   $ 4,462,132
Accounts payable and accrued expenses                    205,841       170,768
Disputed claims                                           92,623        92,623
                                                     -----------   -----------

      TOTAL LIABILITIES                              $ 4,708,535   $ 4,725,523

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
shares authorized; issued and outstanding,
397,600 shares                                             3,976         3,976
Paid in Capital                                        3,652,823     3,652,823
Distributions in excess of net earnings               (4,359,553)   (4,343,942)
                                                     -----------   -----------

      TOTAL STOCKHOLDERS' EQUITY                        (702,754)     (687,143)
                                                     -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 4,005,781   $ 4,038,380
                                                     ===========   ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended March 31, 1999 and March 31, 1998


                                              Three Months       Three Months
                                             Ended March 31,    Ended March 31,
                                                  1999               1998
REVENUES:                                      (Unaudited)        (Unaudited)
                                             ---------------    ---------------

Rental income                                 $    143,141        $    185,741
Interest income                                      4,335
                                              ------------        ------------

     Total revenues                           $    147,476        $    185,741

EXPENSES:

Depreciation and amortization                 $     29,271        $     33,006
Interest expense                                   105,153             115,748
Advisory and other fees                              7,500               7,500
Directors fees and expenses                          8,250               8,250
Other operating expenses                            12,913              35,335
                                              ------------        ------------
     Total expenses                           $    163,087        $    199,840
                                              ------------        ------------

NET INCOME (LOSS)                             $    (15,611)       $    (14,099)
                                              ============        ============

NET INCOME (LOSS) PER SHARE                   $      (0.04)       $      (0.04)
                                              ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                397,600             397,600
                                              ============        ============
Distributions in excess of earnings-
beginning of period                           $ (4,343,942)       $ (4,219,111)

Net income/(loss)                                  (15,611)            (14,099)

Distributions during the period
                                              ------------        ------------
Distributions in excess of earnings-
end of period                                 $ (4,359,553)       $ (4,233,209)
                                              ============        ============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                              Three Months       Three Months
                                             Ended March 31,    Ended March 31,
                                                 1999                1998
CASH FLOWS FROM OPERATIONS:                    (Unaudited)         (Unaudited)
                                             ---------------    ---------------

Net income/(loss)                               $ (15,611)         $ (14,099)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                      29,271             33,006

Changes in assets and liabilities:
  Contract, rents and other receivables                --             16,767
  Prepaid expenses                                  1,946              3,915
  Accounts payable and accrued expenses            35,073            (57,072)
                                                ---------           --------
Net cash provided by (used in)
  operating activities                             50,680            (17,482)
                                                ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                  (52,061)           (55,797)
                                                ---------           --------
Net cash provided by (used in)
  financing activities                            (52,061)           (55,797)
                                                ---------           --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               (1,382)           (73,280)

CASH AND CASH EQUIVALENTS -
  Beginning of period                              38,421             89,964
                                                ---------           --------
CASH AND CASH EQUIVALENTS -
  End of period                                 $  37,039           $ 16,685
                                                =========           ========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 1998


NOTE 1:  ORGANIZATION

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The Trust engages in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 1999, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At March 31, 1999, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor.

Trust management worked during 1995-1998 to develop alternative uses for Country View and New Life, two properties it owned in Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank.

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

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998. Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has now been further extended to December 31, 1999.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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

(5) INCOME TAXES - As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At March 31, 1999 the Trust owned one nursing home in Florida (the "Florida Property"). As previously disclosed, the Colorado properties were sold in 1998.

At March 31, 1999, the net book value of the remaining property is as follows:

                                                                Florida
                                                                Property
                                                              ------------
     Cost:
     Land                                                     $   393,195
     Buildings and Improvements                                 4,641,317
     Accumulated Depreciation                                  (1,283,564)

     Net Carrying Value                                       $ 3,750,948
                                                              -----------

Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable.

THE COLORADO PROPERTIES

Country View ("Country View"), one of the Colorado Properties, was sold on July 24, 1998. An additional $200,000 impairment of value was accordingly recognized as of December 31, 1997.

The other Colorado facility ("New Life") was sold on August 6, 1998. An additional $80,000 impairment of value was accordingly recognized as of December 31, 1997.

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

In accordance with the original provisions of the Forbearance Agreement (defined herein), the original monthly payment on the mortgage was subsequently increased to $51,958, resulting in a monthly payment of $58,958 on the subsequently extended lease by BHS. The current extension of the forbearance agreement reduced the monthly payment, commencing in 1999, to $41,314, resulting in a monthly lease payment of $48,314. The unaudited financial statements of BHS reflect substantial working capital and liquidity deficiencies. There is no assurance that the extended terms of the lease represent a market rate or that BHS has the liquidity to pay this amount over the duration of the extended term of the lease.

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                                                        Florida
     Year Ended December 31,                            Property
     -----------------------                           ----------

     1999                                              $  572,568
     2000                                                 572,568
     2001                                                 572,568
     2002                                                 572,568
     2003                                                 190,852
                                                       ----------
                                                       $2,481,124
                                                       ----------

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                         3/31/99       12/31/98
                                                       ----------     ----------
Bank mortgage note-Florida Property, payable
in monthly installments of $41,314,
including interest at 9.00%, through
December 31, 1999, at which date the unpaid
balance is due in full.                                $4,410,071     $4,767,441



The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note balance on the Colorado Properties was also added and secured, to the extent unpaid by sales of the Colorado Properties, in accordance with the terms of the Forbearance Agreement, by a second mortgage on the Florida Property.

The Trust entered into a  Forbearance  Agreement  which is further  discussed in
Note 1.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 999.

         Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 1999.

Leasing transactions with related parties are described in Note 3.

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

NOTE 7:  CONTINGENCIES

IMPACT OF YEAR 2000

The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of May 10, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended March 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    MARCH 31, 1999 COMPARED TO MARCH 31, 1998

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the three months ended March 31, 1999, rental income decreased by $42,600 to $143,141 as compared to $185,741 for the three months ended March 31, 1998. The decrease is primarily attributable to the decrease in rents received due to the fact that Bayshore was the only facility still paying rent.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999 were $29,271 which compares with $33,006 for the three months ended March 31, 1998. These costs are primarily the result of fewer assets and the one remaining becoming more fully depreciated.

INTEREST EXPENSE. For three months ended March 31, 1999, interest expense totaled $105,153 as compared to $115,748 for the same period in 1998. This decrease in interest expense is the result of a decrease in the interest rate on certain mortgage notes payable and an approximate $62,000 principal reduction on mortgages payable primarily resulting from the Colorado Properties sales.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 1999, advisory and other fees totaled $7,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 1999 were $8,250. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended March 31, 1999 were $12,913 which compares with $35,335 for the three months ended March 31, 1998. These costs for 1998 were costs associated with a vacant facility and include wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs. Since most of these have been eliminated or reduced resulting from the sale of the Colorado Properties, the 1999 cost is lower.

LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased slightly from $38,421at December 31, 1998 to $37,039 at March 31, 1999. Accounts payable and accrued expenses increased from $170,768 at December 31, 1998 to $205,841 at March 31, 1999. The increase is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,462,132 at December 31, 1998 to $4,410,071 at March 31, 1999. The decrease is the result of payments of principal on mortgaged property and payments to principal resulting from proceeds of the sale of the Colorado Properties. Distributions in excess of net earnings increased from ($4,343,942) at December 31, 1998 to ($4,359,553) at March 31, 1999.

The Trust has relied solely on rental income to pay its expenses in 1999 and 1998. Cash flows provided by operations were ($17,482) for the three months ended March 31, 1998 as compared to $59,680 for the same period in 1999. This increase resulted from the lower operating costs in the current period.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1999, the Trust had one property remaining, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property in Longmont, Colorado for $262,500. Effective August 6, 1998 the Trust sold the New Life property for $250,000. Mortgage notes payable on the Trust's properties mature on December 31, 1999. The current maturity of all of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Bayshore Convalescent Center ("Bayshore"), a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, or, continuing to seek sources to refinance the mortgage notes payable secured by Bayshore and minimizing operating costs. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from PNC Bank, N.A., Louisville, Kentucky (the "Bank") or that the Bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the Bank will not demand payment of the mortgage notes payable.

The Trust entered into a Letter of Intent dated March 22, 1999 with Abraham Shaulson to sell Bayshore. Negotiations are under way to finalize a contract regarding said sale. If the contract to sell Bayshore is finalized, the Trust will sell subject to approval of the shareholders. If the sale is completed, the Trust will have only two other assets, a note payable in the amount of $100,000 and a note payable in the amount of $82,500 each of which are the result of the sale of the Country View property (the "Harper Notes"). These notes are due on July 24, 2000. Following the closing of the Bayshore sale and payment in full of the Harper Notes, the Trust intends to liquidate, pay off all debts and disburse any remaining assets to the shareholders.

Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long term care industry will benefit from significant healthcare reform.

IMPACT OF YEAR 2000

The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of May 10, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.



PART II - OTHER INFORMATION


ITEM 1 THROUGH 4 AND ITEM 6.  NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

The Trust entered into a Letter of Intent to sell Bayshore on March 22, 1999 with Abraham Shaulson. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned therunto duly authorized.




                      HEALTHCARE INVESTORS OF AMERICA, INC.
                                  (Registrant)


Date:  May 17, 1999                      /s/ F. Dale Markham
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)