Form 10QSB
period 1999-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1999-08-11
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of August 6, 1999.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX

                                                                           PAGE

PART I.  Financial Information


Item 1.  Condensed Financial Statements (Unaudited)

   Balance Sheets - December 31, 1998 and June 30, 1999                      2

   Statements of Earnings (3 Months) - June 30, 1998 and June 30, 1999       3

   Statement of Cash Flows (3 Months) - June 30, 1998 and June 30, 1999      4

   Statement of Earnings (6 Months) - June 30, 1998 and June 30, 1999        5

   Statement of Cash Flows (6 Months) - June 30, 1998 and June 30, 1999      6

   Notes to Financial Statements - June 30, 1999                             7


Item 2.  Management's Discussion and Analysis or Plan of Operation          14


PART II.          Other Information                                         17

Item 5.                                                                     17

Signatures                                                                  18

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1999              1998
                                                  (Unaudited)         (Audited)
                                                  -----------       ------------
ASSETS:

Real Estate Properties:
Land                                             $   393,195       $   393,195
Building and improvements, net of
accumulated depreciation of $1,323,432 and
$1,264,891 at June 30, 1999 and December 31,
1998, respectively                                 3,359,884         3,418,426

Prepaid expenses                                       1,946             5,838
Mortgage receivable                                  182,500           182,500
Cash and cash equivalents                             63,134            38,421
                                                 -----------       -----------
    TOTAL ASSETS                                 $ 4,000,659       $ 4,038,380
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                           $ 4,399,017       $ 4,462,132
Accounts payable and accrued expenses                187,065           170,768
Disputed claims                                       92,623            92,623
Option deposit                                        25,000
                                                 -----------       -----------
    TOTAL LIABILITIES                            $ 4,703,706       $ 4,725,523

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
shares authorized; issued and outstanding,
397,600 shares                                         3,976             3,976
Paid in Capital                                    3,652,823         3,652,823
Distributions in excess of net earnings           (4,359,846)       (4,343,942)
                                                 -----------       -----------

    TOTAL STOCKHOLDERS' EQUITY                      (703,047)         (687,143)
                                                 -----------       -----------

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 4,000,659       $ 4,038,380
                                                 ===========       ===========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
           For the Three Months Ended June 30, 1999 and June 30, 1998

                                                 Three Months      Three Months
                                                Ended June 30,    Ended June 30,
                                                     1999              1998
                                                 (Unaudited)       (Unaudited)
                                                --------------    --------------
REVENUES:

Rental income                                    $    144,341      $    166,533
Interest income                                         5,061                39
                                                 ------------      ------------

              Total revenues                     $    149,402      $    166,572

EXPENSES:

Depreciation and amortization                    $     29,271      $     33,006
Interest expense                                       93,511           116,398
Advisory and other fees                                 7,500             7,500
Directors fees and expenses                             8,250             8,250
Other operating expenses                               11,163            32,073
                                                 ------------      ------------

              Total expenses                     $    149,695      $    197,227
                                                 ------------      ------------

NET INCOME (LOSS)                                $       (293)     $    (30,654)
                                                 ============      ============

NET INCOME (LOSS) PER SHARE                            ($0.00)           ($0.08)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   397,600           397,600
                                                 ============      ============
Distributions in excess of earnings-
beginning of period                              $ (4,359,553)     $ (4,233,209)

Net income/(loss)                                        (293)          (30,654)

Distributions during the period
                                                 ------------      ------------
Distributions in excess of earnings-
end of period                                    $ (4,359,846)     $ (4,263,863)
                                                 ============      ============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                 Three Months      Three Months
                                                Ended June 30,    Ended June 30,
                                                     1999              1998
                                                 (Unaudited)       (Unaudited)
                                                --------------    --------------

CASH FLOWS FROM OPERATIONS:

Net income/(loss)                                   $   (293)       $ (30,654)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                         29,271           33,006

Changes in assets and liabilities:
  Contract, rents and other receivables
  Prepaid expenses                                     1,946           (5,135)
  Accounts payable and accrued expenses              (18,776)          33,631
  Bayshore sale deposit                               25,000
                                                    --------         --------
Net cash provided by (used in) operating
activities                                            37,148           30,848
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                     (11,053)         (43,018)
                                                    --------         --------

Net cash provided by (used in) financing
activities                                           (11,053)         (43,018)
                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      26,095          (12,170)

CASH AND CASH EQUIVALENTS - Beginning of period       37,039           16,685
                                                    --------         --------

CASH AND CASH EQUIVALENTS - End of period           $ 63,134         $  4,515
                                                    ========         ========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
            For the Six Months Ended June 30, 1999 and June 30, 1998

                                                  Six Months        Six Months
                                                Ended June 30,    Ended June 30,
                                                     1999              1998
                                                 (Unaudited)       (Unaudited)
                                                --------------    --------------
REVENUES:

Rental income                                    $    287,481      $    352,274
Interest income                                         9,396                39
                                                 ------------      ------------

                        Total revenues           $    296,877      $    352,313

EXPENSES:

Depreciation and amortization                    $     58,541      $     66,012
Interest expense                                      198,665           232,146
Advisory and other fees                                15,000            15,000
Directors fees and expenses                            16,500            16,500
Other operating expenses                               24,075            67,408
                                                 ------------      ------------

                       Total expenses             $   312,781      $    397,066
                                                 ------------      ------------

NET INCOME (LOSS)                                 $   (15,904)     $    (44,753)
                                                 ============      ============

NET INCOME (LOSS) PER SHARE                       $     (0.04)     $      (0.11)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   397,600           397,600
                                                 ============      ============

Distributions in excess of earnings-
beginning of period                              $ (4,343,942)     $ (4,219,110)

Net income/(loss)                                     (15,904)          (44,753)

Distributions during the period
                                                 ------------      ------------
Distributions in excess of earnings-
end of period                                    $ (4,359,846)     $ (4,263,863)
                                                 ============      ============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                  Six Months        Six Months
                                                Ended June 30,    Ended June 30,
                                                     1999              1998
                                                 (Unaudited)        (Unaudited)
                                                --------------    --------------
CASH FLOWS FROM OPERATIONS:

Net income/(loss)                                  $ (15,904)        $ (44,753)
Adjustments to reconcile net income to
  net cash provide by (used in) operating
  activities:

Depreciation and amortization                         58,541            66,012

Changes in assets and liabilities:
  Contract, rents and other receivables                    0            16,767
  Prepaid expenses                                     3,892            (1,220)
  Accounts payable and accrued expenses               16,297           (23,441)
  Bayshore sale deposit                               25,000
                                                   ---------         ---------
Net cash provided by (used in) operating
  activities                                          87,827            13,365
                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                     (63,114)          (98,815)
                                                   ---------         ---------
Net cash provided by (used in) financing
  activities                                         (63,114)          (98,815)
                                                   ---------         ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      24,713           (85,450)

CASH AND CASH EQUIVALENTS - Beginning of period       38,421            89,965
                                                   ---------         ---------

CASH AND CASH EQUIVALENTS - End of period          $  63,134         $   4,515
                                                   =========         =========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999 AND 1998


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 1999, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At June 30, 1999, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Negotiations are currently ongoing to amend the terms of this sale.

Trust management worked during 1995-1998 to develop alternative uses for Country View and New Life, two properties it owned in Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank. On July 16, 1999, the Harper Notes were paid in full and the proceeds are being used to pay down on the PNC debt.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At June 30, 1999 the Trust owned one nursing home in Florida (the "Florida Property"). As previously disclosed, the Colorado properties were sold in 1998.

At June 30, 1999, the net book value of the remaining property is as follows:

                                                                      Florida
                                                                     Property
                                                                     --------
  Cost:
  Land                                                              $ 393,195
  Buildings and Improvements                                        4,641,317
  Accumulated Depreciation                                         (1,283,564)

  Net Carrying Value                                               $3,750,948
                                                                   ----------

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

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on all leased properties during the lease terms are as follows:

                                                          Florida
Year Ended December 31,                                  Property
-----------------------                                  --------

1999                                                    $  572,568
2000                                                       572,568
2001                                                       572,568
2002                                                       572,568
2003                                                       190,852
                                                        ----------
                                                        $2,481,124
                                                        ----------


NOTE 4:  MORTGAGE NOTES PAYABLE
                                                        6/30/99        12/31/98
                                                        -------        --------
Bank mortgage note-Florida Property,
payable in monthly installments of $41,314,
including interest at 9.00%, through
December 31, 1999, at which date the
unpaid balance is due in full.                         $4,553,419     $4,767,441

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

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the quarterly period ended June 30, 1999.

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

NOTE 8:  SUBSEQUENT EVENTS

Effective June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell the Bayshore facility at an amount in excess of the carrying value of the property and related debt. Negotiations are ongoing to amend this agreement. The purchaser has paid the Trust $25,000 which will be refunded only in the event a sufficient number of shareholders do not approve the sale.

On July 16, 1999, the Harper Notes were paid in full.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended June 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     June 30, 1999 compared to June 30, 1998

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the six months ended June 30, 1999, rental income was $287,481 as compared to $352,274 for the six months ended June 30, 1998. For the three months ended June 30, 1999, rental income decreased by $22,192 to $144,341 as compared to $166,533 for the three months ended June 30, 1998. These decreases are primarily attributable to the loss of rents resulting from the expiration of the New Life lease.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1999 were $58,541 which compares with $66,012 for the six months ended June 30, 1998. These costs are primarily the result of assets becoming fully depreciated.

INTEREST EXPENSE. For six months ended June 30, 1999, interest expense totaled $198,665 as compared to $232,146 for the same period in 1998. This increase in interest expense is the result of an increase in the interest rate on certain mortgage notes payable and an increase in the principal balance resulting from an $80,000 additional borrowing.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For three and six month periods ended June 30, 1999, advisory and other fees totaled $7,500 and $15,000, respectively. These are the same as the charges for the three and six month periods ended June 30, 1998.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended June 30, 1999 were $8,250. There are three Directors, each of whom receives $2,750 per quarter. These were the basis for the same charges made in the three and six month periods ended June 30, 1998.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the six months ended June 30, 1999 were $24,075 which compares with $67,408 for the six months ended June 30, 1998. These costs are costs associated with two vacant facilities in 1998 but not in 1999 and includes wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs.
This accounts for the 64% decrease from 1998.


LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $38,421 at December 31, 1998 to $63,134 at June 30, 1999. This increase is primarily the result of $25,000 of cash received and released to the Trust in connection with the sale of the Bayshore property. Accounts payable and accrued expenses increased from $170,768 at December 31, 1998 to 187,065 at June 30, 1999. The increase is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,462.132 at December 31, 1998 to $4,399,017 at June 30, 1999. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,343,942) at December 31, 1998 to ($4,359,846) at June 30, 1999.

The Trust has relied solely on rental income to pay its expenses in 1999 and 1998. Cash flows provided by operations were $87,827 for the six months ended June 30, 1999 as compared to $13,365 for the same period in 1998. This increase resulted from the decrease in the operating costs incurred in connection with the vacant properties owned in 1998.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1999 the Trust had one property remaining, Bayshore Convalescent Center ("Bayshore"), a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property in Longmont, Colorado for $262,500. On August 25, 1998 the Trust sold the New Life Property in Greeley, Colorado for $250,000. See Subsequent Events below. Mortgage notes payable on the Trust's properties mature on December 31, 1999. The current maturity of the Trust's notes payable raises a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Bayshore or, continuing to seek sources to refinance the mortgage notes payable secured by Bayshore, and minimizing operating costs. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable.

The Trust entered into a Letter of Intent dated March 22, 1999 with Abraham Shaulson to sell Bayshore. Negotiations are under way to finalize a contract regarding said sale. If the contract to sell Bayshore is finalized, the Trust will sell subject to approval of the shareholders. If the sale is completed, the Trust will have only two other assets, a note payable in the amount of $100,000 and a note payable in the amount of $82,500 each of which are the result of the sale of the Country View property (the "Harper Notes"). These notes are due on July 24, 2000. See Subsequent Events below. Following the closing of the Bayshore sale and payment in full of the Harper Notes, the Trust intends to liquidate, pay off all debts and disburse any remaining assets to the shareholders.

Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long-term care industry will benefit from significant healthcare reform.

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

SUBSEQUENT EVENTS

On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson. Negotiations are ongoing to amend the terms of said Agreement. The purchaser has paid the Trust $25,000 which will be refunded only in the event a sufficient number of shareholders do not approve the sale.

On July 16 1999, the Harper Notes were paid in full. The $182,500 proceeds received are being paid to the PNC Bank to reduce the principal balances on the mortgage notes payable which mature on December 31, 1999.

                      HEALTHCARE INVESTORS OF AMERICA, INC.



PART II - OTHER INFORMATION


ITEMS 1. THROUGH 4. AND ITEM 6.  NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

The Trust entered into a Letter of Intent to sell Bayshore on March 22, 1999 with Abraham Shaulson. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement. Negotiations are ongoing to amend the terms of this agreement. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation.

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




                                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                                      (Registrant)


Date:  August 6, 1999                    /s/ F. Dale Markham
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)