Form 10QSB
period 1999-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 1999-11-12
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of November 05, 1999.

                      HEALTHCARE INVESTORS OF AMERICA, INC.



                                      INDEX


                                                                           Page
                                                                           ----

PART I.        Financial Information


Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 1998 and September 30, 1999           2

         Statements of Earnings (3 Months) - September 30, 1998 and
            September 30, 1999                                               3

         Statement of Cash Flows (3 Months) - September 30, 1998 and
            September 30, 1999                                               4

         Statement of Earnings (9 Months) - September 30, 1998 and
            September 30, 1999                                               5

         Statement of Cash Flows (9 Months) - September 30, 1998 and
            September 30, 1999                                               6

         Notes to Financial Statements - September 30, 1999                  7


Item 2.  Management's Discussion and Analysis or Plan of Operation          13


PART II.       Other Information                                            16

Signatures                                                                  17

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1999          1998
ASSETS:                                              (Unaudited)    (Audited)
                                                    -------------  ------------
Real Estate Properties:
Land                                                $    393,195    $   393,195
Building and improvements, net of accumulated
depreciation of $1,352,703 and $1,264,891 at
September 30, 1999 and December 31, 1998,
respectively                                           3,330,613      3,418,426

Prepaid expenses                                                          5,838
Mortgages receivable                                                    182,500
Cash and cash equivalents                                151,155         38,421
                                                     --------------------------
     TOTAL ASSETS                                    $ 3,874,963    $ 4,038,380
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 4,208,620    $ 4,462,132
Accounts payable and accrued expenses                    138,977        170,768
Disputed claims                                           92,623         92,623
Option deposit                                           125,000
                                                     --------------------------
     TOTAL LIABILITIES                               $ 4,565,220    $ 4,725,523

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares
authorized; issued and outstanding, 397,600 shares         3,976          3,976
Paid in Capital                                        3,652,823      3,652,823
Distributions in excess of net earnings               (4,347,057)    (4,343,942)
                                                     --------------------------
     TOTAL STOCKHOLDERS' EQUITY                         (690,258)      (687,143)
                                                     --------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 3,874,963    $ 4,038,380
                                                     ==========================


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
      For the Three Months Ended September 30, 1999 and September 30, 1998


                                                 Three Months     Three Months
                                                Ended Sept. 30,  Ended Sept. 30,
                                                     1999             1998
REVENUES:                                        (Unaudited)      (Unaudited)
                                                ---------------  ---------------
Rental income                                    $   128,836      $   124,479
Gain on sale of assets                                                 14,520
Interest income                                        5,193            1,445
                                                 -----------      -----------
          Total revenues                         $   134,029      $   140,444

EXPENSES:

Depreciation and amortization                    $    29,271      $    21,800
Interest expense                                      67,955          168,855
Advisory and other fees                                7,500            7,500
Directors fees and expenses                            8,250            8,250
Other operating expenses                               8,264           32,675
                                                 -----------      -----------
          Total expenses                         $   121,240      $   239,080
                                                 -----------      -----------
NET INCOME (LOSS)                                $    12,789      $   (98,636)
                                                 ===========      ===========
NET INCOME (LOSS) PER SHARE                      $      0.03      $     (0.25)
                                                 ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  397,600          397,600
                                                 ===========      ===========

Distributions in excess of
earnings-beginning of period                     $(4,359,846)     $(4,263,864)

Net income/(loss)                                     12,789          (98,636)

Distributions during the period
                                                 -----------      -----------
Distributions in excess of
earnings-end of period                           $(4,347,057)     $(4,362,500)
                                                 ===========      ===========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                 Three Months     Three Months
                                                Ended Sept. 30,  Ended Sept. 30,
                                                     1999             1998
CASH FLOWS FROM OPERATIONS:                      (Unaudited)      (Unaudited)
                                                ---------------  ---------------
Net income/(loss)                                  $  12,789      $ (98,636)
Adjustments to reconcile net income to
  net cash provide by (used in) operating
  activities:

Depreciation and amortization                         29,271         21,800

Changes in assets and liabilities:
  Contract, rents and other receivables              182,500       (170,000)
  Prepaid expenses                                     1,946          3,915
  Accounts payable and accrued expenses              (48,089)       (32,741)
  Option Deposit                                     100,000
                                                   ---------      ---------
Net cash provided by (used in)
operating activities                                 278,418       (275,662)
                                                   ---------      ---------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Disposition of real estate properties                               485,570
Payments on long-term borrowings                    (190,397)      (161,298)
                                                   ---------      ---------
Net cash provided by (used in) investing and
financing activities                                (190,397)       324,272
                                                   ---------      ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS      88,021         48,610

CASH AND CASH EQUIVALENTS - Beginning of period       63,134          4,516
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS - End of period          $ 151,155      $  53,126
                                                   =========      =========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
       For the Nine Months Ended September 30, 1999 and September 30, 1998


                                                 Nine Months       Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    1999              1998
Revenues:                                        (Unaudited)       (Unaudited)
                                               ---------------   ---------------
Rental income                                   $   416,318       $   476,752
Gain on sale of assets                                                 14,520
Interest Income                                      14,589             1,485
                                                -----------       -----------
          Total revenues                        $   430,907       $   492,757

EXPENSES:

Depreciation and amortization                   $    87,812       $    87,812
Interest expense                                    266,620           401,001
Advisory and other fees                              22,500            22,500
Directors fees and expenses                          24,750            24,750
Other operating expenses                             32,340           100,083
                                                -----------       -----------
          Total expenses                        $   434,022       $   636,146
                                                -----------       -----------
NET INCOME (LOSS)                               $    (3,115)      $  (143,389)
                                                ===========       ===========
NET INCOME (LOSS) PER SHARE                     $     (0.01)      $     (0.36)
                                                ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 397,600           397,600
                                                ===========       ===========

Distributions in excess of
earnings-beginning of period                    $(4,343,942)      $(4,219,111)

Net income/(loss)                                    (3,115)         (143,389)

Distributions during the period
                                                -----------       -----------
Distributions in excess of
earnings-end of period                          $(4,347,057)      $(4,362,500)
                                                ===========       ===========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                  Nine Months     Nine Months
                                                Ended Sept. 30,  Ended Sept. 30,
                                                     1999             1998
CASH FLOWS FROM OPERATIONS:                       (Unaudited)     (Unaudited)
                                                ---------------  ---------------
Net income/(loss)                                 $  (3,115)      $(143,389)
Adjustments to reconcile net income to
  net cash provide by (used in) operating
  activities:

Depreciation and amortization
                                                     87,812          87,812

Changes in assets and liabilities:
  Contract, rents and other receivables
                                                    182,500        (153,233)
  Prepaid expenses                                    5,838           2,695
  Accounts payable and accrued expenses             (31,791)        (56,181)
  Option deposit                                    125,000
                                                  ---------       ---------
Net cash provided by (used in) operating
activities                                          366,244        (262,296)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING AND FINANCING
ACTIVITIES:

Dispostition of real estate properties                              485,570
Payment of long-term borrowings                    (253,510)       (260,113)
                                                  ---------       ---------
Net cash provided by (used in) investing and
financing activities                               (253,510)        225,457
                                                  ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    112,734         (36,839)

CASH AND CASH EQUIVALENTS - Beginning
of period                                            38,421          89,965
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS - End of period         $ 151,155       $  53,126
                                                  =========       =========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          Notes to Financial Statements
          For the Three Month Period Ended September 30, 1999 and 1998


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 1999, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At September 30, 1999, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS through August 31, 1999. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Effective August 31, 1999, the Purchase and Sale Agreement was amended to provide for a closing date of October 31, 2000 subject to 66.667% shareholder approval of said sale. Additional details of said sale can be found in the Form 8-K filed with the U. S. Securities and Exchange Commission on September 15, 1999. Further, effective September 1, 1999, the Trust entered into a new lease with Watercrest Nursing and Rehabilitation, Inc., a Florida corporation. Said new lease is for a term of one year expiring August 31, 2000, unless sooner terminated to accommodate the closing of the sale.

Trust management worked during 1995-1998 to develop alternative uses for Country View and New Life, two properties it owned in Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and is the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes pay interest only at 9.5% per annum until maturity on July 24, 2000. The Harper Notes are secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank. On July 16, 1999, the Harper Notes were paid in full and the proceeds were used to pay down on the PNC debt.

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

The Trust's continuing plan of operation for the year ending December 31, 1999 is as follows: The Trust intends to own, lease or sell its remaining Property. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At September 30, 1999 the Trust owned one nursing home in Florida (the "Florida Property"). As previously disclosed, the Colorado properties were sold in 1998.

At September 30, 1999, the net book value of the remaining property is as follows:

                                                                      Florida
                                                                     Property
                                                                     --------

  Cost:
  Land                                                            $   393,195
  Buildings and Improvements                                        4,683,316
  Accumulated Depreciation                                         (1,352,703)

  Net Carrying Value                                               $3,723,808
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

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with a successor lessee, Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. BHS has the option to renew for an additional five, five-year terms. The first lease renewal option was exercised on May 1, 1998.

The lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Commencing January 1, 1995, additional rents may be earned, equal to 5% of the incremental net patient revenue increase over the 1994 base year. No additional rent has been earned or paid to date.

Effective September 1, 1999, the BHS lease was cancelled and a new one-year lease was entered into with Watercrest Nursing and Rehabilitation Center, Inc. ("Watercrest").

In accordance with the original provisions of the Forbearance Agreement (defined herein), the original monthly payment on the mortgage was subsequently increased to $51,958, resulting in a monthly payment of $58,958 on the subsequently extended lease by BHS. The current extension of the forbearance agreement reduced the monthly payment, commencing in 1999, to $41,314, resulting in a monthly lease payment of $48,314. This lease payment continues under the new lease to Watercrest. The unaudited financial statements of Watercrest reflect minimal working capital and liquidity. There is no assurance that the terms of the lease with Watercrest represent a market rate or that Watercrest has the liquidity to pay this amount over the duration of the short term of the lease.

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on the newly leased Watercrest property during the lease term is as follows:

                                       Florida
Year Ended December 31,               Property
-----------------------               --------

1999                                $  572,568
2000                                   430,326

Total                                1,002,894


NOTE 4:  MORTGAGE NOTES PAYABLE

                                                   9/30/99            12/31/98
                                                   -------            --------

Bank mortgage note-Florida Property,
payable in monthly installments of $41,314,
including interest at 9.00%, through
December 31, 1999, at which date the
unpaid balance is due in full.                   $4,208,620          $4,767,441

The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note balance on the Colorado Properties was also added and secured, to the extent unpaid by sales of the Colorado Properties, in accordance with the terms of the Forbearance Agreement, by a second mortgage on the Florida Property.

The Trust entered into a Forbearance  Agreement,  which is further  discussed in
Note 1.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the quarterly period ended September 30, 1999.

         Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 1999.


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

NOTE 7:  CONTINGENCIES

IMPACT OF YEAR 2000

         The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of November 5, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

         Watercrest, formerly known as Bayshore, is substantially dependent on Medicaid reimbursements from the State of Florida. To the extent that the State of Florida encounters problems resulting from the Year 2000 Problem, and is unable to make timely payments, the Trust may be adversely impacted. The Trust has not currently established contingency plans to handle the most reasonably likely worst case scenario which the Trust believes to be the failure of the State of Florida to timely make Medicaid payments.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                      Three Months Ended September 30, 1999


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(a)  Not applicable

(b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                September 30, 1999 compared to September 30, 1998

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the nine months ended September 30, 1999, rental income was $416,318 as compared to $476,752 for the nine months ended September 30, 1998. For the three months ended September 30, 1999, rental income was $128,836 as compared to $124,479 for the three months ended September 30, 1998. The decrease in the nine month period is primarily attributable to the loss of rents resulting from the expiration of the New Life lease in 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1999 were $87,812 which compares with $87,812 for the nine months ended September 30, 1998. These costs are primarily the result of assets becoming fully depreciated.

INTEREST EXPENSE. For nine months ended September 30, 1999, interest expense totaled $266,620 as compared to $401,001 for the same period in 1998. This decrease in interest expense is the result of a decrease in the principal balance on bank mortgage notes payable.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For three and nine month periods ended September 30, 1999, advisory and other fees totaled $7,500 and $22,500, respectively. These are the same as the charges for the three and nine month periods ended September 30, 1998.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended September 30, 1999 were $8,250. There are three Directors, each of whom receives $2,750 per quarter. These were the basis for the same charges made in the three and nine month periods ended September 30, 1998.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the nine months ended September 30, 1999 were $32,340 which compares with $100,083 for the nine months ended September 30, 1998. These costs are costs associated with two vacant facilities in 1998 but not in 1999 and includes wastewater plant maintenance costs, insurance, real estate taxes and property maintenance costs. This accounts for the 68% decrease from 1998.


LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $38,421 at December 31, 1998 to $151,155 at September 30, 1999. This increase is primarily the result of $125,000 of cash received to be held for improvements to Watercrest as provided under the terms of the new lease with Watercrest. Accounts payable and accrued expenses decreased from $170,768 at December 31, 1998 to $138,977 at September 30, 1999. The increase is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,462.132 at December 31, 1998 to $4,208,620 at September 30, 1999. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,343,942) at December 31, 1998 to ($4,347,057) at September 30, 1999.

The Trust has relied solely on rental income to pay its expenses in 1999 and 1998. Cash flows provided by operations were ($3,115) for the nine months ended September 30, 1999 as compared to ($143,389) for the same period in 1998. This increase resulted from the decrease in the operating costs incurred in connection with the vacant properties owned in 1998.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1999 the Trust had one property remaining, Watercrest, a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, thus limiting cash flows available to pay operating expenses. Effective July 24, 1998 the Trust sold the Country View Property in Longmont, Colorado for $262,500. On August 25, 1998 the Trust sold the New Life Property in Greeley, Colorado for $250,000. Mortgage notes payable on the Trust's properties mature on December 31, 1999. The current maturity of the Trust's notes payable raises a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Watercrest, formerly known as Bayshore, or continuing to seek sources to refinance the mortgage notes payable secured by Watercrest, and minimizing operating costs. In the event the Trust is unsuccessful in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from the bank or that the bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the bank will not demand payment of the mortgage notes payable.

The Trust entered into a Sale and Purchase Agreement dated June 3, 1999 with Abraham Shaulson to sell Bayshore. By Amendment dated August 31, 1999 to said Purchase and Sale Agreement, the sale closing date was extended to October

31,2000. The Trust has entered into the Purchase and Sale Agreement with Mr. Shaulson subject to approval of the shareholders. Following the closing of the Bayshore sale, the Trust intends to liquidate, pay off all debts and disburse any remaining assets to the shareholders.

Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust indirectly relies for its rental income, management believes the long-term care industry will benefit from significant healthcare reform.

IMPACT OF YEAR 2000

The Trust is in the process of assessing the financial, operational or other impact of any Year 2000 issues which may arise, including, but not limited to, software processing errors arising from calculations using the Year 2000 and beyond (collectively, the "Year 2000 Problem"). Many existing computer programs and databases use only two digits to identify a year in the date field (e.g., "98" would represent "1998"). If not corrected, many computer systems could fail or create erroneous results in the Year 2000 (e.g., "01" would represent "1901" rather than "2001"). It is possible that the Trust's operations and its relationship with suppliers, vendors and other third parties could be materially adversely affected by the Year 2000 Problems. The Trust has been unable to assess this likelihood as of November 05, 1999. The Trust has also been unable to assess the extent to which its critical business applications, non-information technology systems (e.g., building and utility systems, etc.) and the systems of its suppliers, vendors and other third parties are Year 2000 compliant, and if not, the amount of work required to achieve Year 2000 readiness with respect to such systems. Additionally, the Trust has not been able to determine the total cost associated with the identification, remediation and testing relating to the Year 2000 Problem.

         Watercrest is substantially dependent on Medicaid reimbursements from the State of Florida. To the extent that the State of Florida encounters problems resulting from the Year 2000 Problem, and is unable to make timely payments, the Trust may be adversely impacted. The Trust has not currently established contingency plans to handle the most reasonably likely worst case scenario which the Trust believes to be the failure of the State of Florida to timely make Medicaid payments.

                      HEALTHCARE INVESTORS OF AMERICA, INC.



PART II - OTHER INFORMATION


Items 1. through  6.  Not Applicable

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




                                           HEALTHCARE INVESTORS OF AMERICA, INC.
                                                       (Registrant)


Date:    November 05, 1999                 /s/ F. Dale Markham
                                           -------------------
                                           F. Dale Markham
                                           Director, President and Chief
                                           Financial Officer (Principal
                                           Executive, Financial and Accounting
                                           Officer)