Form 10KSB
period 1999-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2000-03-30
CIK 810836

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

[ X ] Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended
December 31, 1999

                               or

[   ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
              to             .
-------------    ------------

Commission file number 33-11863

              HEALTHCARE INVESTORS OF AMERICA, INC.
              -------------------------------------
              (Exact name of small business issuer
                  as specified in its charter)

             Maryland                          86-0576027
  -----------------------------           -------------------
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)          Identification No.)

   2940 N. Swan Rd., Suite 212
            Tucson, AZ                           85712
   ---------------------------                 ----------
      (Address of principal                    (Zip Code)
        executive offices)


                         (520) 326-2000
        ------------------------------------------------
        (Issuer's telephone number, including area code)

                   2990 N. Swan Rd., Suite 212
                     Tucson, Arizona  85712
     ------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 397,600 shares as of March 27,
2000.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

1.   Overview

     Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712. The Trust's present advisor is Harbor American Capital Group, a California limited partnership ("HACG" or the "Advisor").

     During 1999, the Trust owned the real property, fixtures and improvements used in connection with the operation of a long term care facility located in Florida known as Bayshore Convalescent Center ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located at 16650 West Dixie Highway in North Miami Beach, Florida, which was acquired in March 1988.

2.   Intended Sale of Bayshore and Related Lease

     At January 1, 1999, Bayshore was leased under an operating agreement to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). See Item 2. DESCRIPTION OF PROPERTY - The Bayshore Lease. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Effective August 30, 1999, the lease with BHS was cancelled and the Trust and BHS, collectively hereinafter referred to as the "Sellers", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as June 3, 1999, as amended by Amendment to Purchase and Sale Agreement (the "Amendment," which together with the Original Agreement is hereinafter collectively referred to as the "Agreement"), dated as of August 31, 1999. Under the Agreement, Sellers have agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Sellers $5,750,000 (the "Purchase
Price") for Sellers' Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Sellers as a nonrefundable deposit except in the event of a default by Sellers under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date").

     The Agreement provides for the allocation of the Purchase Price between the Sellers in accordance with a schedule that will be attached to the Agreement. To date, the Sellers have not made an allocation to disclose on the schedule that the Sellers will attach to the Agreement.

     With the execution of the Amendment, the Buyer deposited $150,000 into a separate interest bearing account of Sellers.
The proceeds in this account are for capital improvements to Bayshore, as described in the Agreement. Buyer is responsible for the completion of the improvements. Buyer submits evidence of the completion of the improvements and costs to Sellers for reimbursement by Sellers. Upon the closing of the sale under the Agreement, any amount not used for the completion of improvements shall be applied to the Purchase Price. If the Asset sale fails to close by the Closing Date for any reason other than a default by the Sellers, any amount not used for capital improvements shall become the property of the Sellers.

     Pending the closing of the sale under the Agreement, Sellers have agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), are as follows:

     The initial term of the Watercrest Lease commenced September 1, 1999 and ends October 31, 2000. The base rent for Bayshore is $47,814 per month payable on the 20th day of each calendar month plus such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,500 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

     In the event of a partial condemnation or damage to or destruction of Bayshore, which does not render Bayshore unsuitable for its primary intended use, the rent shall be abated to the extent that it is fair, just and equitable to both the Registrant and Lessee. The primary intended use of the property is as a health care facility licensed for skilled and intermediate long-term nursing services. Lessee covenants in the Lease to operate Bayshore in accordance with the primary intended use and to maintain its qualifications for licensure and accreditation. Under the Watercrest Lease, Lessee may enter into a management agreement with the prior written consent of the Registrant and any mortgagee of Bayshore, subject to the payment of the management fees being subordinate to all sums due under the Lease.

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of March 24, 2000, Lessee has spent $65,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

     Lessee must maintain all-risk insurance in an amount equal to the replacement costs of Bayshore, boiler insurance, business interruption insurance covering the Registrant's risk of loss, comprehensive public liability insurance in an amount not less than $4 million per occurrence for injuries and $2 million for property damage, malpractice insurance in an amount of not less than $5 million for each person and $10 million for each occurrence, and flood insurance if Bayshore lies in a flood plain area.

     Insurance proceeds as a result of loss or damage to Bayshore are payable to the Registrant for reconstruction or repair of Bayshore. If Bayshore is totally or substantially destroyed from a risk covered by insurance, Lessee, subject to the rights of any mortgagee, shall have the option to restore Bayshore or acquire Bayshore at fair market value or terminate the Watercrest Lease. If Bayshore is destroyed from a risk not covered by insurance, the Registrant may elect to restore Bayshore or absent such an election Lessee may terminate the Lease.

     A partial condemnation of Bayshore so long as Bayshore is not rendered unsuitable for its primary intended use, shall not cause a termination of the Watercrest Lease. If the condemnation causes Bayshore to be rendered unsuitable for its primary intended use, then Lessee has the right to restore Bayshore at its own expense, to acquire Bayshore for fair market value or terminate the Watercrest Lease. In the event Lessee or its affiliate purchases Bayshore, any condemnation award belongs to Lessee, otherwise the award belongs to the Registrant.

     An event of default occurs upon:

     (i) the existence of an event of default under any other lease between the Registrant and Lessee;
     (ii) failure of Lessee to make a rental payment under the Watercrest Lease and such failure continues for a period of 10 days after receipt of written notice;
     (iii)Lessee's failure to observe or perform any other term, covenant or condition of the Watercrest Lease and such failure is not cured within 30 days after receipt of notice;
     (iv) bankruptcy of Lessee;
     (v) voluntary cessation of operations by Lessee at Bayshore for a period of longer than 30 days; or
     (vi) failure of Lessee to provide financial statements or copies of required licensing information, to maintain quarterly cash flow of not less than 125% of minimum rent or to operate Bayshore for its primary intended use.

     If an event a default shall have occurred and be continuing, the Registrant may terminate the Watercrest Lease. The Registrant may not remove Lessee from Bayshore until the Registrant provides for a substitute operator acceptable to any Bayshore mortgagee. Notwithstanding termination of the Watercrest Lease, Lessee is responsible for all rent due and payable with respect to Bayshore. In addition, if an event of default shall have occurred and be continuing the Registrant may require Lessee to purchase Bayshore for the Purchase Price plus all rent then due and payable. If Lessee fails to perform under the Watercrest Lease and is removed from Bayshore, such action by the Registrant shall not be deemed an eviction of Lessee.

     Lessee agrees to indemnify the Registrant against all liabilities arising from the operation of Bayshore. Lessee may not, without the prior written consent of the Registrant and any mortgagee, assign the Lease or sublet any part of Bayshore.

     BHS owns all personal property used at Bayshore. The Lessee is not paying any consideration for the personal property and upon termination of the Watercrest Lease, all the personal property shall be deemed owned by BHS.

     The Registrant agrees to indemnify the Lessee from:

     (i) any liability arising from any breach of representations, warranties, covenants or agreements made in the Lease;
     (ii) any overpayment or assessment relating to Bayshore from the Medicare or Medicaid programs;
     (iii) any claims by any creditor incurred by Bayshore prior to the effective date of the Watercrest Lease; and
     (iv) any claim arising out of operation of Bayshore prior to the effective date of the Watercrest Lease.

In the event either Medicaid or Medicare withholds, recoups or offsets any payment due the Lessee for claims arising prior to the effective date of the Watercrest Lease, the Registrant agrees to immediately reimburse Lessee for such withholding, recoupment or offset. Notwithstanding other terms of the Watercrest Lease, the Lessee may offset any payments that the Registrant fails to make in this situation from the monthly rent and insurance administration fee. Any amounts due to the Lessee from the Registrant as a result of the unreimbursed Medicaid or Medicare payments shall bear interest at 10% per annum until paid by the Registrant to the Lessee.

     One of the principal conditions to the closing of the sale of Bayshore is the shareholder approval of the sale by the Registrant's shareholders. If Sellers had not obtained shareholder approval at least six (6) months prior to the end of the Watercrest Lease, Buyer had the option to extend the Watercrest Lease for three one-year renewal terms with a rent increase equal to the consumer price index increase for the preceding twelve (12) months. Such shareholder approval was received and on February 10, 2000, the Trust Board of Directors accepted the Inspector of Elections count of 271,162.4806 as an appropriate number of votes in excess of the required two-thirds super majority.

     Under the terms of the Agreement, Buyer was required to file applications for the appropriate licenses to operate Bayshore with the applicable licensing agencies by September 30, 1999, with all licenses to be issued on or before December 31, 1999. This was accomplished effective September 1, 1999. The failure to file by the specified date or to have issued the licenses by the later date results in the default by Buyer under the Agreement and the Watercrest Lease. Sellers may exercise their rights to terminate the Watercrest Lease in such a circumstance, and retain the Deposit as liquidated damages. Buyer further agrees to indemnify and hold Sellers harmless from all liabilities arising in connection with the operation of Bayshore from and after the date of the Watercrest Lease until the Closing Date.

     The Agreement contains Sellers' representations and warranties related to, among others:

     (i)  due organization and existence;
     (ii) authorization of the Agreement;
     (iii) good title to the real and personal property of Bayshore;
     (iv) the operating condition of the buildings and appurtenances on the real estate;
     (v) proper licensing for operation of Bayshore as a 150 bed nursing home;
     (vi) payment of real estate taxes;
     (vii) fair presentation of the financial condition and results of operations of Bayshore as contained in the financial statements Sellers have delivered to Buyer;
     (viii) no pending labor problems with the existing union at Bayshore;
     (ix) no material and adverse litigation with respect to Bayshore;
     (x) proper filing of all taxes, tax returns and cost reports;
     (xi) sufficient insurance coverage with respect to Bayshore;
          and
     (xii) no environmental claims.

The Agreement contains Buyer's warranties and representations related to due organization and existence, and proper authorization of the Agreement, among others.

     Conditions to the Buyer's obligation to consummate the Agreement include:

     (i)  no adverse change in Bayshore and the Sellers' Assets;
     (ii) Sellers' compliance with the terms of the Agreement;
     (iii) Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;
     (iv) no material and adverse litigation affecting Bayshore or the Sellers' Assets;
     (v) the patient census shall not be less than 113 with Medicaid certified beds to be 115 and Medicare certified beds to be 16; and
     (vi) Buyer's receipt of evidence that all cost reports of Sellers required to be filed prior to the Closing Date have been timely filed.

     Conditions to the Sellers' obligation to close the sale of Bayshore include Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Sellers' receipt of shareholder approval of the sale of Sellers' Assets.

     Closing adjustments to the Purchase Price shall include proration of:

     (i)  real estate taxes;
     (ii) water, sewage and electricity charges;
     (iii) fees for customer annual or periodic licenses and permits;
     (iv) employee wages and related payroll taxes and expenses;
          and
     (v)  charges on service and maintenance agreements.

Sellers shall also be responsible for the payment of real estate brokerage commissions. Buyer and Sellers shall pay equally all closing costs including documentary stamp taxes, county surtax, recording fees and title insurance premiums.

     Sellers jointly and severally indemnify Buyer for, among others items:

     (i) liabilities and obligations of Sellers arising prior to the Closing Date unless otherwise expressly assumed by Buyer;
     (ii) damages or deficiencies resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Sellers;
     (iii) any retroactive payments due to the State of Florida or the United States for periods prior to the closing unless specifically assumed by Buyer; and
     (iv) liabilities arising out of the transfer of funds or property by any patient to the Sellers prior to the Closing Date.

Buyer indemnifies Sellers for, among other items:

     (i) liabilities of Sellers arising after the Closing Date and expressly assumed by Buyer or relating to the operation of Bayshore by Buyer; or
     (ii) any damage or deficiency resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Buyer under the Agreement.

3.   Prior Sales of Country View and New Life

     Trust management worked during 1995-1998 to develop alternative uses for two of its then owproperties, Country View Care Center ("Country View") and New Life Care Center ("New Life", collectively the "Colorado Properties"). Country View was an 87-bed nursing home located in Longmont, Colorado, and New Life was a 56-bed nursing home located in Greeley, Colorado. Effective July 24, 1998, the Trust sold Country View to William
E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and was the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes were paid in full on July 16, 1999. The Harper Notes were secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank. Upon receipt of the $182,500 payoff, the Trust used the full amount of this payoff to reduce the principal balance due the Bank.

     After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998.
The Trust received the sum of $250,000 in cash at closing on August 24, 1998. Neither the proceeds from the sales of Country View and New Life nor the Note payments on the Harper Notes satisfied the outstanding debt related to these facilities.

4.   Advisory Agreement

     The Trust currently has a contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the successor lessee of Bayshore.

5.   Trust Debt and Forbearance

     The Trust's continuing plan of operation for the 2000 fiscal year (ending December 31, 2000) is as follows: The Trust intends
to own, lease, sell or auction Bayshore.   If and when the sale
of Bayshore is closed, the Trust intends to distribute any remaining sales proceeds to shareholders after payment of Trust expenses including the Bank loan described below, and liquidate. If it is determined to be in the best interest of shareholders, and if an opportunity to re-capitalize presents itself, to the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Additionally, the Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997.
In that connection, the Trust and the Bank entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

     Under the Forbearance Agreement, the Bank originally agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170.45, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offsets or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and the Bank. As indicated above, the Trust completed the sale of the last of the Colorado Properties on August 24, 1998. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. The Bank extended the Forbearance Agreement until January 31, 1999 and subsequently to December 31, 1999. The Trust has requested an extension of the Forbearance Agreement to December 31, 2000 in order to pay off this debt from proceeds of the Bayshore sale.
As of March 24, 2000, this request has not been approved. Although the Trust believes the extension will be approved, the Bank is under no obligation to do so.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     When financial resources are available, the Trust's primary business and industry segment is to invest in healthcare related real properties, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals, and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust also may invest in commercial, industrial, and residential income-producing properties through similar means. If the Trust does not re-capitalize, and if the Bayshore sale closes, the Trust will proceed with liquidation and disbursement of sales proceeds to shareholders.

     Through March 24, 2000, the only remaining property,
Bayshore, is leased to Watercrest, the Lessee.  Further, the
Trust has entered into the Agreement with Mr. Shaulson to sell
Bayshore.   SEE DESCRIPTION OF BUSINESS - General Development of
Business.

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

     The investment objectives of the Trust are (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders original invested capital. When and if financial resources are available, the Trust intends to invest primarily in healthcare related property, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures, and mortgage loans. The Trust also may invest in commercial, industrial and residential income producing real properties through similar means. To the extent funds are not fully invested in real properties or mortgage loans, the Trust may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies. If the sale of Bayshore closes, and if no determination is made to re-capitalize the Trust, it will liquidate and disburse any remaining sales proceeds, after payment of Trust expenses, including the Bank indebtedness, to shareholders.

     The current and anticipated business of the Trust is not seasonal. The results of operations of the Trust will depend upon the availability of (i) capital to the Trust, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Trust which is unlikely, the Trust will be competing for acceptable investments with other financial institutions, syndicators, other REITS, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Trust in the future) that may have similar objectives to those of the Trust. Substantially all competitors have greater resources than the Trust, its directors, Advisor and its affiliates. Further, certain of the directors of the Trust and officers and directors of the general partner of the Advisor and its affiliates are engaged for their own account, or on behalf of other entities, in the type of activities in which the Trust intends to be engaged. Thus, the Trust could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.

     The Trust, as of December 31, 1999, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory
Agreement.  See Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS - Compliance With Section 16(a) of the
Exchange Act and Item 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

ITEM 2.  DESCRIPTION OF PROPERTY

     BAYSHORE- Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

     THE BAYSHORE LEASE. The Trust is a party to the Watercrest Lease under net lease terms on the Bayshore property. The Lease Watercrest permits the lessee thereunder to operate the property as a healthcare facility licensed for skilled and intermediate long term nursing services and for such additional uses as may be approved by the Trust and consented to by the appropriate mortgage lender. See Description of Business -- General Development of Business -- Intended Sale of Bayshore and Related Lease.

     The Bayshore Lease, prior to the Watercrest Lease, was entered into effective May 1, 1993 by the Trust with BHS. BHS is owned by James R. Sellers, an affiliate of the Advisor. The Bayshore Lease had an original term of five (5) years and provided for five (5) five year options to extend, thus ending on March 31, 2023, if all options were exercised. BHS exercised its option to extend for an additional five year period effective May 1, 1998 and agreed to a cancellation of the Bayshore Lease effective August 30, 1999 so the Trust could enter into a one-year lease with Watercrest beginning September 1, 1999, pending completion of the sale to Mr. Shaulson. The Watercrest Lease is a net lease requiring Watercrest to pay all operating expenses of the property. Minimum rent is $48,314.00 per month plus $2,000 to Heritage as an insurance monitoring fee.

     Watercrest is required to furnish regular monthly and annual financial reports to the Trust.

     As of December 31, 1999, real estate taxes through 1999 of $118,545 were due and owing on the Bayshore Convalescent Center. These are the responsibility of the lessee. If the lessee does not pay these taxes, responsibility will shift to the Trust. Trust management is reasonably confident the lessee will make the tax payments.

     THE LOANS. Each of the three (3) properties owned by the Trust at January 1, 1998, was funded by a combination of cash and mortgage loans. The Bank, formerly Citizens Fidelity Bank & Trust Company, holds the loans on Bayshore. The debt formerly held on the Colorado Properties has been combined with the debt held on Bayshore.

     THE COLORADO PROPERTIES LOAN.  Although the Colorado
Properties were sold during 1998, there were insufficient proceeds from such sales to pay off the first mortgage loan to the Bank.

     THE BAYSHORE LOAN. The first mortgage loan to the Bank totals $2,915,632 as of December 31, 1999. All interest payments have been kept current during 1999 and through March 24, 2000. The loan, as extended, became due on December 31, 1999. The loan is secured by a first mortgage and assignment of leases and rents thereunder. In addition, the Bayshore Loan is secured by a $1,409,773 second mortgage, which resulted from the sales proceeds of the Colorado Properties being insufficient to pay off the loan on the Colorado Properties.

     As noted above, the Company's mortgage notes matured on December 31, 1999. This date is pursuant to the Forbearance Agreement dated as of April 30, 1998, as extended. Management is currently seeking to sell Bayshore or to refinance the mortgage notes payable. Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of any such sale or refinancing efforts. There can be no assurance that the Trust will be successful in its sale or refinancing efforts or that the Bank will not demand payment of the mortgage notes payable.

     Management believes Watercrest (formerly Bayshore) is adequately insured. As of March 24, 2000, occupancy is 93%.

ITEM 3.  LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust did not submit any matter during 1999 requiring a vote of its shareholders. The annual meeting was scheduled for January 21, 2000 and one of the agenda items was the approval or denial of approval of the sale of Bayshore. Since a quorum was not present either in person or by proxy, the meeting was adjourned. Upon securing a quorum, it was reconvened on February 10, 2000 at which time 271,162.4806 shares were cast approving the sale of Bayshore.

                             PART II

ITEM 5.  MARKET FOR TRUST'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION; DISCLOSURE RELATING TO LOW PRICE STOCK

     The Trust Common Stock is traded in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or what is commonly referred to as the "pink sheets" under the symbol "HCIV". As a result, holders of Common Stock should expect to find it more difficult to dispose of, or to obtain accurate quotations on the price of the Common Stock. Additionally, sales practice requirements are imposed on broker-dealers who trade in the Common Stock other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. Such burdens on trading in the Common Stock should be expected to discourage active trading which would reduce the liquidity of the Common Stock and increase the spread between the bid and ask prices quoted by these broker-dealers, if any, which quote the Common Stock. The Trust has selected S. W. Ryan & Company as market maker for its shares.

     Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 1999, 1998 and 1997. The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As of March 24, 2000, there were 397,600 shares of Common
Stock outstanding, which were owned by approximately 400 holders of record.

DIVIDENDS

     The Trust last declared dividends on the Common Stock in the amount of $0.06 per share in May, 1992. Unless property sales or leases are made in 2000 which result in receipt by the Trust of sale or lease proceeds in excess of the Trust expenses, including the Bank indebtedness, there will not be cash available for distributions for purposes of declaring and paying any dividends in 2000. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED
DECEMBER 31, 1998.

     For the year ended December 31, 1999, the Trust had a net loss of $33,610, or $0.08 per share, as compared to a net loss of $124,831, or $0.31 per share for 1998.

     REVENUES. The Company primarily derives its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 1999 were $581,606, a decrease of $58,622 or 9.2% from revenues of $640,228 for the year ended December 31, 1998. The decrease in revenues was primarily the result of the loss of lease revenues associated with sales of two properties, both of which the Trust sold during 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1999 was $117,083, a decrease of $4,000 or 3.3% from $121,083 for the year ended December 31, 19998 This decrease is the result of the suspension of depreciation on the Country View facility when it became vacant in September 1995 and on the New Life facility when it became vacant in May 1998.

     INTEREST EXPENSE. For the year ended December 31, 1999, interest expense totaled $395,780, a decrease of $63,988 or 13.9% from $459,768 for the year ended December 31, 19987. This decrease is the result of a lower principal balance on the Bank loans, after applying regular amortization and the pay down provided by application of the $182,500 payoff of the Harper Notes.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 1999 were $63,000, the same as the $63,000 paid for the year ended December 31, 1998.

     OTHER EXPENSES. Other expenses for the year ended December 31, 1999 were $39,353, a decrease of $81,945 or 67% from $121,298 for the year ended December 31, 1998. This decrease is primarily the result of selling the Colorado Properties and eliminating the cost of utilities, insurance, contract services and administrative costs related to the two Colorado unoccupied facilities.

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

LIQUIDITY

     Cash increased from $38,421 at December 31, 1998 to $76,285 at December 31, 1999. Rent and other receivables increased from zero at December 31, 1998 to $90,000 at December 31, 1999. This increase was primarily the result of borrowing in order to lend to Bayshore sufficient funds to secure a Patient Trust bond. As of March 2, 2000, the State of Florida released the bond and Bayshore is in the process of securing the Certificate of Deposit securing said bond in order to repay the Trust. Building and improvements net, decreased from $3,418,426 at December 31, 1998 to $3,301,343 at December 31, 1999. This decrease was the result of depreciation. Mortgage Notes payable decreased from $4,462,132 at December 31, 1998 to $4,325,404 at December 31, 1999. This decrease was primarily the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,343,942) at December 31, 1998 to ($4,377,552)
at December 31, 1999. This increase is the result of the net loss in 1999.

     The Trust has relied solely on rental income to pay its expenses in 1999 and 1998. Cash flows provided by operations were ($64,044) in 1999 and $29,542 in 1998. This was primarily the result of the Other Receivables increase caused by the borrowing and lending to Bayshore for the Patient Trust bond.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had only one remaining property under lease in 1999, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's property matured on December 31, 1999 as the Bank had extended the Forbearance Agreement dated April 30, 1998 to January 31, 1999 and extended again to December 31,1999. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business. The current maturity of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

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

IMPACT OF YEAR 2000

     The Trust experienced no financial or operational impact related to Year 2000 issues. Insofar as could be determined, the Trust's relationship with suppliers, vendors and other third parties were not adversely affected by the Year 2000 concerns.

     Bayshore is substantially dependent on Medicaid reimbursements from the State of Florida. There were no identifiable computer problems resulting in the failure of the State of Florida to make Medicaid payments.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are listed under Item 13: Exhibits and Reports on Form 8-K. The financial statements are listed herein beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

                                                      Director
Name                    Age  Position Presently Held    From
----                    ---  -----------------------  --------
F. Dale Markham          70   Director, Chairman of    1987 to
                               the Board.  President,  Present
                               Chief Financial Officer
                               from March 3, 1999 to
                               present

Grady P. Hunter          66   Director                 1987 to
                                                       Present

Charles E. Trefzger, Jr. 41   Director                 1996 to
                                                       Present

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

OFFICERS AND DIRECTORS OF THE TRUST

     The Directors and principal officers of the Trust and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, are as follows:

     Grady P. Hunter, has served as a Director of the Trust since its formation in 1987. Mr. Hunter was the Executive Vice President and Chief Operating Officer of RSI, Inc. and similarly of RSI Properties, Inc. both headquartered in Cranberry Township, PA, from October, 1995 through June, 1999. He is now retired. RSI, Inc. and RSI Properties, Inc. were engaged in a national effort to develop and operate programs and facilities serving frail, chronically impaired elderly in an assisted living setting. Mr. Hunter was Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania ("LAS") from April 1991 to 1995. LAS is an owner and operator of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania. From January, 1988 until April, 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long term care and assisted living facilities for the frail elderly. Mr. Hunter served as Executive Vice President and division Chief Executive Officer for Stanley Smith Security, Inc. ("Smith") from 1973 to 1987. Smith is one of the top ten international contract and consulting services companies providing electronic, transportation, security, manpower and facility operations support services.

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

     At the Board of Directors meeting held January 21, 2000, Mr.
Markham was elected to serve as Chairman, President and Chief
Financial Officer of the Trust and Joan M. Zeller was elected to serve as Secretary of the Trust.

OFFICERS AND DIRECTORS OF THE ADVISOR

     Effective March 1, 1998 the Trust entered into a contract for advisory services with HACG. The general partner of HACG is Heritage. All of the stock of Heritage is held by James R.
Sellers, an affiliate of BHS, the lessee of Bayshore.

     James R. Sellers, age 66, is the President and sole stockholder of Heritage, an affiliate of the Advisor. Heritage had been the Managing General Partner of the Advisor since July, 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers is also the sole stockholder of BHS, the lessee of Bayshore until September 1, 1999. Mr. Sellers has been Senior Vice President of Keystone Mortgage Partners LLC, an Arizona based mortgage banking firm since May, 1993. Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based mortgage banking firm, from July, 1990 until May, 1993. From 1982 to 1990, he served as Executive Vice President, a director, and a principal stockholder of MSM, the original Managing General Partner of the original Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 1999. F. Dale Markham, President and Treasurer of the Trust, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 1999, 1998 and 1997 respectively.


                   SUMMARY COMPENSATION TABLE
                       Annual Compensation

Name and Principal Position Year     Total Compensation
--------------------------- ----     ------------------

F. Dale Markham, Chairman   1999  $11,000 paid
of the Board, President and 1998  $2,750 accrued, $8,250 paid
Chief Financial Officer (2) 1997  $3,550 accrued, $37,650 paid

     The Trust paid or accrued annual directors' fees of $11,000 each to the unaffiliated Directors in 1999 and 1998, plus a fee of $800 for each Directors' meeting attended in person. In 1999, $11,000 of Director's fees was paid to Mr. Markham.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of March 24, 2000 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                                                  Percentage of
                            Amount & Nature of     Outstanding
Name of Beneficial Owner   Beneficial Ownership    Shares Owned
------------------------   --------------------    ------------

Harbor American Capital        20,000 Shares (1)      5.03%
Group, a California Limited
Partnership

Herbert W. Owens               40,000 Shares         10.06%

Grady P. Hunter                2,500 Shares           0.63%
                               (2)                   XXX

F. Dale Markham                (1)                   XXX

James R. Sellers               (1)                   XXX

All Directors and Officers     (1)                   XXX


(1) The current Advisor as of March 24, 2000, Harbor American Capital Group, owns of record and beneficially 20,000 shares of Common stock. The former managing general partner of the Advisor, MSM and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony, and James R. Sellers) may be deemed to be beneficial owners of the shares of Common Stock owned of record by Harbor American Capital Group.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 1999. The former managing general partner of the Advisor (MSM), and each of the principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony and James R. Sellers) and present officer, director and shareholder of Heritage (James R. Sellers), may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

ACQUISITION AND DISPOSITION FEES

     The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 1999 and therefore no acquisition fees were paid.

ADVISORY FEE

     During the fiscal year ended December 31, 1999, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $30,000.00. James R. Sellers is the owner of Heritage which is the managing general partner of Harbor American Capital Group. He is the owner of BHS, which served as lessee of the Florida Property through August 31, 1999. During 1999, BHS paid lease rentals of $402,613 to the Trust.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements
     The following financial statements of Healthcare Investors of America, Inc. are included.

     Independent Auditor's Report - Years ended
     December 31, 1999 and 1998.                            F-1
     Balance sheets - December 31, 1999 and 1998.           F-2
     Statements of operations - Years ended December
     31, 1999 and 1998.                                     F-3
     Statements of cash flows - Years ended December
     31, 1999 and 1998.                                     F-4
     Notes to financial statements - December 31, 1999.     F-5

REPORTS ON FORM 8-K

     None

EXHIBITS

     See attached list of Exhibits.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 2000   HEALTHCARE INVESTORS OF AMERICA, INC.

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



Dated:  March 24, 2000   BY: /s/ F. Dale Markham
                            ----------------------------------
                              F. Dale Markham
                              Director, President and Chief
                              Financial Officer (Principal
                              Executive, Financial and
                              Accounting Officer)

Dated:  March 24, 2000   BY: /s/ Grady P. Hunter
                            ----------------------------------
                              Grady P. Hunter, Director

Dated:  March 24, 2000   BY: /s/ Charles E. Trefzger
                            ----------------------------------
                              Charles E. Trefzger, Jr.,
                              Director


                            EXHIBITS

                               TO

                           FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR

              HEALTHCARE INVESTORS OF AMERICA, INC.

                      FOR FISCAL YEAR ENDED
                        DECEMBER 31, 1999

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

10.9(a)*Dividend Reinvestment Agreement and Plan dated as of June 24, 1987 between the Trust, Federated Transfer Agents, and LCS, Inc. Company ("Federated") and HACG filed as Appendix A to Pre-Effective Amendment No. 2 to the Trust's Registration Statement on Form S-11 (Registration No. 33-11863) filed July 2, 1987.

10.9(b)*Amendment to Dividend Reinvestment Agreement and Plan dated as of December 11, 1987 between the Trust, Federated and HACG filed as Exhibit 10.9(b) to Form 10-K filed on March 30, 1988.

10.9(c)*Second Amendment dated April 1, 1987 between the Trust,
        Federated and HACG (filed as Amendment to Appendix "A" to the Prospectus and incorporated by reference).

10.10*  Warrant Agreement dated as of July 8, 1987 between the
        Trust and Federated filed as Exhibit 10.10 to Form 10-K filed on March 30, 1988.

10.11*  Agreement between HACG and the Trust filed as Exhibit
        10.12 to Pre-Effective Amendment No. 2 to the Trust's
        Registration Statement on Form S-11 (Registration No. 33-
        11863) filed July 2, 1987.

10.12*  Master Facility Lease Agreement dated as of March 1,
        1988 between the Trust and HCC-Bayshore Convalescent
        Center, Inc. ("HCC-Bayshore") filed as Exhibit 10.12 to
        Form 10-K filed on March 30, 1988.

10.13*  Security Agreement dated as of March 1, 1988 between the
        Trust and HCC-Bayshore filed as Exhibit 10.13 to Form 10-
        K filed March 30, 1988.

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

10.22* Indemnification Agreement dated March 9, 1988 between the Trust and HCC- Bayshore, filed as Exhibit 10.25 to Post Effective Amendment No. 1 to the Trust's
        Registration Statement on Form S-11 (Registration No. 33-
        11863) filed April 13, 1988.

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

10.54* Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Eaton Investment Company and the Trust, filed as Exhibit 10.54 to Form 10-K filed
        April 1, 1991.

10.55* Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Calhoun Investment Company and the Trust, filed as Exhibit 10.55 to Form 10-K filed
        April 1, 1991.

10.56* Second Amendment to Real Property Purchase Agreement dated as of April 17, 1989 between Eaton Investment
        Company and the Trust, filed as Exhibit 10.56 to Form 10-
        K filed April 1, 1991.

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

10.64*  Security Agreement dated as of April 1, 1990 between HCC-
        Eaton Manor and the Trust, filed as Exhibit 10.64 to Form 10-K filed April 1, 1991.

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

10.82*  Bill of Sale effective as of December 4, 1992 from HCC-
        New Life to the Trust filed as Exhibit 10.82 to Form 10-
        K filed on April 15, 1993.

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

10.92*  Amendment to Promissory Note dated as of October 31,
        1994 between the Trust and PNC filed as Exhibit 10.92 to Form 10-KSB filed

10.93*  Third Extension of Leases and Rents (re: Bayshore First
        Mortgage), dated as of October 31, 1994 between the Trust and PNC filed as Exhibit 10.93 to Form 10-KSB filed

10.94* Advisor Agreement, dated as of March 1, 1998, between the Trust and Harbor American Capital Group filed as
        Exhibit 10.95 to Form 10-KSB filed April 1, 1999.

10.95* Forbearance Agreement, effective as of April 30, 1998, between the Trust and PNC Bank, National Association filed as Exhibit 10.96 to Form 10-KSB filed April 1,
        1999.

10.96* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and William E. Harper ("Harper") - $162,500; as amended on July 11, 1998 filed as Exhibit 10.97 to Form 10-KSB filed April 1, 1999.

10.97* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and Harper - $100,000; as amended on July 11, 1998 filed as Exhibit 10.98 to Form 10-KSB filed April 1, 1999.

10.98* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $100,000 filed as Exhibit 10.99 to Form 10-KSB filed April 1, 1999.

10.99* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $82,500 filed as Exhibit 10.100 to Form 10-KSB filed
        April 1, 1999.

10.100* Deed of Trust, dated July 24, 1998, from Harper for the benefit of the Trust filed as Exhibit 10.101 to Form 10-
        KSB filed April 1, 1999.

10.101* Collateral Assignment of Promissory Notes and Deeds of
        Trust, dated as of July 24, 1998, from the Trust to PNC filed as Exhibit 10.102 to Form 10-KSB filed April 1,
        1999.

10.102* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third Party] dated August 6, 1998, between the Trust and Continuum Health Partnership, Inc. filed as Exhibit 10.103 to Form 10-KSB filed April 1, 1999.

10.103* Purchase and Sale Agreement, dated as of June 3, 1999, as amended, by and between the Trust, Bayshore
        Healthcare Services, Inc. and Abraham Shaulson, filed as
        Exhibit 10.1 to Form 8-K filed September 15, 1999.

10.104* Master Facility Lease, dated as of July 30, 1999, by and between the Trust and Waterfield Nursing and Rehabilitation Center, Inc., filed as Exhibit 10.2 to
        Form 8-K filed September 15, 1999.

27      Financial Data Schedule

*Incorporated by reference



                  INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona


We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 1999 and 1998 and the related statements of operations and distributions in excess of net earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in
Note 1 to the financial statements, the accumulation of losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 and include the pending sale of the sole remaining property, discontinuing operations and distribution of the residual proceeds. The financial statements do not include adjustments that may result from the subsequent resolution of these matters.

S.E. CLARK & COMPANY, P.C.

Tucson, Arizona
March 16, 2000




                   HEALTHCARE INVESTORS OF AMERICA, INC.

                              BALANCE SHEETS

                                                    AS OF DECEMBER 31,
                                                    ------------------
                                                     1999         1998
                                                     ----         ----
ASSETS:
------
Real Estate Properties:
 Land                                             $  393,195   $  393,195
 Building and improvements, net of
  accumulated depreciation of $1,381,974
  and $1,264,891 at December 31, 1999
  and December 31, 1998, respectively              3,301,343    3,418,426
Prepaid expenses                                      50,000        5,838
Mortgage receivable                                       --      182,500
Rent and other receivables                            90,000           --
Cash and cash equivalents                             76,285       38,421
Restricted cash                                      328,864           --
                                                  ----------   ----------

     TOTAL ASSETS                                 $4,239,687   $4,038,379
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
-------------------------------------------------
Liabilities:
Mortgage notes payable                            $4,325,404   $4,462,132
Accounts payable and accrued expenses                107,413      170,767
Disputed claims                                       92,623       92,623
Purchase deposits                                    435,000           --
                                                  ----------   ----------

     TOTAL LIABILITIES                             4,960,440    4,725,522
                                                  ----------   ----------

Stockholders' Equity (Deficiency):
Common stock, $.01 par value; 10,000,000
 shares authorized, 397,600 shares
 issued and outstanding                                3,976        3,976
Paid in capital                                    3,652,823    3,652,823
Distributions in excess of net earnings           (4,377,552)  (4,343,942)
                                                  ----------   ----------

     TOTAL STOCKHOLDERS' EQUITY (Deficiency)        (720,753)    (687,143)
                                                  ----------   ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIENCY)            $4,239,687   $4,038,379
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                    F-2


                   HEALTHCARE INVESTORS OF AMERICA, INC.

                STATEMENTS OF OPERATIONS (DISCONTINUED) AND
                  DISTRIBUTIONS IN EXCESS OF NET EARNINGS

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                   1999          1998
                                                   ----          ----
REVENUES:
--------
Rental income                                  $   561,260   $   653,439
Interest and other income                           20,346         5,819
Loss on sale of assets                                  --       (19,030)
                                               -----------   -----------

                                                   581,606       640,228
                                               -----------   -----------

EXPENSES:
--------
Depreciation and amortization                      117,083       121,083
Interest expense                                   395,780       459,768
Advisor, directors fees and expenses                63,000        63,000
Other operating expenses                            39,353       121,298
                                               -----------   -----------

                                                   615,216       765,059
                                               -----------   -----------

NET LOSS  (FROM DISCONTINUED OPERATIONS)       $   (33,610)  $  (124,831)
                                               ===========   ===========

NET LOSS PER SHARE (FROM DISCONTINUED
 OPERATIONS)                                        $(0.08)       $(0.31)
                                                    ======        ======

Weighted average shares outstanding                397,600       397,600
                                               ===========   ===========

DISTRIBUTIONS IN EXCESS OF NET EARNINGS:

 Beginning of Year                             $(4,343,942)  $(4,219,111)

 Net loss                                          (33,610)     (124,831)
                                               -----------   -----------

 End of year                                   $(4,377,552)  $(4,343,942)
                                               ===========   ===========

The accompanying notes are an integral part of these financial statements.


                                    F-3

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                         STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                   1999          1998
                                                   ----          ----
CASH FLOWS FROM OPERATIONS:
--------------------------
Net loss (from discontinued operations)        $   (33,610)  $  (124,831)

Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                    117,083       121,083
  Loss on sale of assets                                --        19,030
  Changes in assets and liabilities:
   Rent and other receivables                      (90,000)       29,267
   Prepaid expenses                                  5,838        (1,923)
   Accounts payable and accrued expenses           (63,355)      (13,084)
                                               -----------   -----------

Net cash provided by (used for)
 operating activities                              (64,044)       29,542
                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

(Increase) decrease in mortgage receivable         182,500      (182,500)

Property sale related items:
 Nonrefundable purchase deposit received           375,000            --
 Cash used for prepaid sales commissions           (50,000)           --
 Capital improvements deposit received             125,000            --
 Cash paid for capital improvements                (65,000)           --

Net proceeds on disposition of Colorado
 properties                                             --       462,540
                                               -----------   -----------

Net cash provided by investing activities          567,500       280,040
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Payments on long-term borrowings                  (267,974)     (361,126)

Additions to long-term borrowings                  131,246            --
                                               -----------   -----------

Net cash used for financing activities            (136,728)     (361,126)
                                               -----------   -----------

CASH AND CASH EQUIVALENTS:
-------------------------

Increase (decrease) during year                    366,728       (51,544)

Beginning of year                                   38,421        89,965
                                               -----------   -----------

End of year                                    $   405,149   $    38,421
                                               ===========   ===========

Cash paid for interest approximates interest expense for the periods. No cash was paid for income taxes in either of the periods presented.

The accompanying notes are an integral part of these financial statements.

                                    F-4


              HEALTHCARE INVESTORS OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1: ORGANIZATION
--------------------

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 1999, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At December 31, 1999, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore"). Bayshore was leased to Bayshore Healthcare Services, Inc. ("BHS") through August 31, 1999. BHS is an affiliate of the Trust, as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Effective August 31, 1999, the Purchase and Sale Agreement was amended to provide for a closing date of October 31, 2000 subject to 66.667% shareholder approval of the sale. This approval was obtained in February 2000. Additional details of the sale can be found in the Form 8-K filed with the
U. S. Securities and Exchange Commission on September 15, 1999. Further, effective September 1, 1999, the Trust entered into a new lease with Watercrest Nursing and Rehabilitation, Inc., a Florida corporation. The new lease is for a term of one year and one month expiring October 31, 2000, unless sooner terminated to accommodate the closing of the sale.

In 1998, the Trust sold Country View and New Life, two properties it owned in Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate, dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and was the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of
$100,000 and $82,000.   On July 16, 1999, the Harper Notes were
paid in full and the proceeds were used to pay down on the Florida property mortgage. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. The Trust received $15,000 on August 6, 1998 and the remaining balance of $235,000 in cash at closing on August 24, 1998. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

The Trust's continuing plan of operation for the year ending
December 31, 2000 is to sell its remaining property, distribute the proceeds and liquidate the corporation.

The Company's mortgage notes payable matured on December 31, 1999. Approval for an extension will be partly based on approval of the new tenant in the facility. Technically, failure to obtain approval for the new tenant is a default under the documents. Once proper financial and industry references are obtained from the tenant, this default may be cured and the requested extension approved.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

(1)  CASH AND CASH EQUIVALENTS - For purposes of the
     -------------------------
     statements of cash flows, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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

(5)  INCOME TAXES - As of December 31, 1999, the Company had net
     ------------
     operating loss carryforwards for income tax purposes of approximately $1,500,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3: REAL ESTATE PROPERTIES AND LEASES
-----------------------------------------

At December 31, 1999 the Trust owned one nursing home in Florida
(the "Florida Property"). As previously disclosed the Colorado properties were sold in 1998.

Trust management has evaluated the carrying value of the Florida
Property and believes that the remaining net carrying value is realizable

At December 31, 1999, the net book value of the Florida Property is as follows:

     Cost:
     Land                                    $   393,195
     Buildings and Improvements                4,683,317
     Accumulated Depreciation                 (1,381,974)
                                             -----------

     Net Carrying Value                      $ 3,694,538
                                             ===========


THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with a successor lessee, Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. BHS had the option to renew for an additional five, five-year terms. The first lease renewal option was exercised on May 1, 1998. BHS paid rents totaling $384,112 and $587,623 during 1999 and 1998 respectively.

Effective September 1, 1999, the BHS lease was canceled and a new fourteen month lease was entered into with Watercrest Nursing and Rehabilitation Center, Inc.

The new lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Monthly mortgage payments are $41,314, resulting in a monthly lease payment of $48,314.

Future minimum annual lease payments, expected to be received by the Trust on the leased property during the lease term are as follows:

     Year ended December 31, 2000            $   483,140


NOTE 4: MORTGAGE NOTE PAYABLE
-----------------------------

                                           12/31/99     12/31/98
                                           --------     --------
Bank mortgage note-Florida Property,
payable in monthly installments of $41,314,
including interest at 9.00%, through
December 31, 1999, at which date the
unpaid balance is due in full.            $4,325,404   $4,462,132


The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note balance on the Colorado Properties was also added and secured, to the extent unpaid by sales of the Colorado Properties, in accordance with the terms of the Forbearance Agreement, by a second mortgage on the Florida Property.

Extension of this note is pending as discussed in Note 1.

NOTE 5: RELATED PARTY TRANSACTIONS
----------------------------------

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor
Advisor, to provide various services to the Trust in exchange for fees, as follows:

-- Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Advisor during 1999 and 1998.

-- Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties.
     The Trust incurred no such fees in 1999 or 1998.

Leasing transactions with related parties are described in Note
3.

NOTE 6: DISPUTED CLAIMS
-----------------------

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

NOTE 7: CONTINGENCIES
---------------------

Bayshore is substantially dependent on Medicaid reimbursements from the State of Florida. To the extent that the State of Florida has encountered problems resulting from the Year 2000 Problem, and is unable to make timely payments, the Trust may be adversely impacted. As of the date of this report, no problems related to the Year 2000 problem have been noted and are not further anticipated.

The Company's mortgage notes payable matured on December 31, 1999. Approval for an extension will be partly based on approval of the new tenant in the facility. Technically, failure to obtain approval for the new tenant is a default under the documents. Once proper financial and industry references are obtained from the tenant, this default may be cured and the extension requested.

Due to receipt of the deposit on sale, the Company is maintaining a balance in its account which exceeds the $100,000 institutional limit of the FDIC. In the event the financial institution should fail, amounts in excess of the limit, totaling $229,000 as of December 31, 1999, represent an uninsured risk to the Company.

NOTE 8: SUBSEQUENT EVENTS
-------------------------

Approval of the sale of the Florida property to Abraham Shaulson for $5,750,000 was obtained from the shareholders in February 2000. Upon approval of the sale, the purchase deposit was released to the Trust and is no longer restricted for use.

In accordance with EITF 95-18 the date of shareholder ratification is considered the measurement date for the decision to discontinue operations and the operating results of the presented periods prior to the measurement date are considered losses from discontinued operations. Since this represents the disposition of the sole remaining property, there are no losses from continuing operations.

Management estimates that additional operating losses totaling $10,000 will be incurred through the closing date of October 31, 2000. Management also estimates that the Company will realize a gain on sale of $1,363,000, representing the $5,750,000 sales price net of selling expenses of $790,000 and undepreciated costs
of $3,597,000.   Management additionally estimates that the net
cash residual available for distribution to the shareholders will approximate $660,000, representing the $5,750,000 sales price net of closing costs of $790,000, mortgage debt service of $4,255,000 and retirement of general corporate obligations totaling $45,000.

In that the sale has not yet closed, the Company is utilizing the deposit method to recognize income from the sale transaction, whereby cash received is recorded as a deposit on the contract pending closing. In the event the contract is canceled, deposit forfeitures are recognized as income. When the closing has occurred, an appropriate method of revenue recognition will be adopted taking the following factors (and others) into consideration: (a) the degree to which ownership risks are transferred to the buyer, (b) the degree of seller financing or financing recourse and (c) the adequacy of the buyer's initial investment.