Form 10QSB
period 2000-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2000-05-24
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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

           2940 N. Swan Rd., Suite 212
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

Common Stock, $.01 Par Value - 397,600 shares as of May 15, 2000.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX


                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 1999 and March 31, 2000.............   2

         Statements of Operations - December 31, 1999 and March 31, 2000...   3

         Statement of Cash Flows - December 31, 1999 and March 31, 2000....   4

         Notes to Financial Statements - March 31, 2000....................   5


Item 2.  Management's Discussion and Analysis or Plan of Operation.........  14


PART II. Other Information

Item 1 to 6................................................................  21

Signatures.................................................................  22

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        2000          1999
ASSETS:                                              (UNAUDITED)    (AUDITED)
                                                     -----------   ------------
Real Estate Properties:
Land                                                 $   393,195   $   393,195
Building and improvements, net of accumulated
depreciation of $1,411,245 and $1,381,974 at
March 31, 2000 and December 31, 1999, respectively     3,272,072     3,301,343

Prepaid expenses                                          50,000        50,000
Rent and other receivables                               215,519        90,000
Cash and cash equivalents                                100,856        76,285
Restricted cash                                                        328,864
                                                     -------------------------
        TOTAL ASSETS                                 $ 4,031,641   $ 4,239,687
                                                     =========================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 4,134,185   $ 4,325,404
Accounts payable and accrued expenses                    112,783       107,413
Disputed claims                                           92,623        92,623
Purchase deposits                                        435,000       435,000
                                                     -------------------------

        TOTAL LIABILITIES                            $ 4,774,591   $ 4,960,440

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares
authorized; issued and outstanding, 397,600 shares         3,976         3,976
Paid in Capital                                        3,652,823     3,652,823
Distributions in excess of net earnings               (4,399,749)   (4,377,552)
                                                     -------------------------

        TOTAL STOCKHOLDERS' EQUITY                      (742,950)     (720,753)
                                                     -------------------------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 4,031,641   $ 4,239,687
                                                     =========================



                     See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended March 31, 2000 and March 31, 1999


                                              Three Months       Three Months
                                             Ended March 31,    Ended March 31,
                                                  2000               1999
REVENUES:                                     (Unaudited)        (Unaudited)
                                             ---------------    ---------------

Rental income                                 $   135,457         $   143,141
Interest income                                     4,906               4,335
                                              -----------         -----------
                        Total revenues        $   140,362         $   147,476

EXPENSES:

Depreciation and amortization                 $    29,271         $    29,271
Interest expense                                   97,121             105,153
Advisory and other fees                             7,500               7,500
Directors fees and expenses                         8,545               8,250
Other operating expenses                           20,123              12,913
                                              -----------         -----------
                       Total expenses         $   162,560         $   163,087
                                              -----------         -----------

NET INCOME (LOSS)                             $   (22,198)        $   (15,611)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE                   $     (0.06)        $     (0.04)
                                              ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               397,600             397,600
                                              ===========         ===========

Distributions in excess of earnings-
beginning of period                           $(4,377,552)        $(4,343,942)

Net income/(loss)                                 (22,198)            (15,611)

Distributions during the period
                                              -----------         -----------

Distributions in excess of earnings-
end of period                                 $(4,399,749)        $(4,359,553)
                                              ===========         ===========



                        See Notes to Financial Statements

               HEALTHCARE INVESTORS OF AMERICA, INC.

                            FORM 10-QSB

                   PART I: FINANCIAL INFORMATION

                      STATEMENT OF CASH FLOWS

                                                  Three Months     Three Months
                                                Ended March 31,  Ended March 31,
                                                    2000              1999
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATIONS:                     ---------------  ---------------

Net income/(loss)                                 $   (22,198)      $   (15,611)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                          29,271            33,006

Changes in assets and liabilities:
  Rents and other receivables                        (125,519)                -
  Prepaid expenses                                          -             1,946
  Restricted cash                                     328,864                 -
  Accounts payable and accrued expenses                 5,371            35,073
                                                  -----------       -----------
Net cash provided by (used in)
operating activities                                  215,790            50,679
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                     (191,219)          (52,061)
                                                  -----------       -----------
Net cash provided by (used in)
financing activities                                 (191,219)          (52,061)
                                                  -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       24,571            (1,382)

CASH AND CASH EQUIVALENTS - Beginning of period        76,285            38,421
                                                  -----------       -----------
CASH AND CASH EQUIVALENTS - End of period         $   100,856       $    37,039
                                                  ===========       ===========




                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          Notes to Financial Statements
            For the Three Month Period Ended March 31, 2000 and 1999


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2000, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At March 31, 2000, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS until September 1, 1999. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Under the terms of the Purchase and Sale Agreement, the sale is to be closed on or before October 31,2000. The Trust entered into a lease of

Bayshore   with  an  affiliate  of  the   Purchaser,   Watercrest   Nursing  and
Rehabilitation Center, Inc. The term of this lease is from September 1,1999 to October 31, 2000, unless earlier terminated by the closing of the sale.

The Trust's continuing plan of operation for the year ending December 31, 2000 is as follows: The Trust intends to own, lease or sell its Property, Bayshore. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. Further, the Trust may recapitalize and extend its life.

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998. Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has since been further extended to November 30, 2000.

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

(5) INCOME TAXES - As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At March 31, 2000, the Trust owned one nursing home in Florida (the "Bayshore" or "theFlorida Property").

At March 31, 2000, the net book value of the remaining property is as follows:

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

THE FLORIDA PROPERTY

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on its leased property during the lease term is as follows:

                                        Florida
Year Ended December 31,                Property
-----------------------                --------

2000                                  $ 483,140

NOTE 4:  MORTGAGE NOTES PAYABLE
                                                   3/31/00         12/31/99
                                                   -------         --------
Bank mortgage note-Florida Property,
payable in monthly installments of $41,314,
including interest at 9.00%, through
November 30, 1999, at which date the
unpaid balance is due in full.
                                                $4,134,185       $4,325,404

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

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2000.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2000.

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

     An event of default occurs upon:

     (i) the existence of an event of default under any other lease between the Registrant and Lessee;
     (ii) failure of Lessee to make a rental payment under the Watercrest Lease and such failure continues for a period of 10 days after receipt of written notice;
     (iii) Lessee's failure to observe or perform any other term, covenant or condition of the Watercrest Lease and such failure is not cured within 30 days after receipt of notice;
     (iv)  bankruptcy of Lessee;
     (v) voluntary cessation of operations by Lessee at Bayshore for a period of longer than 30 days; or
     (vi) failure of Lessee to provide financial statements or copies of required licensing information, to maintain quarterly cash flow of not less than 125% of minimum rent or to operate Bayshore for its primary intended use.

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

     Conditions to the Sellers' obligation to close the sale of Bayshore include Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Sellers' receipt of shareholder approval of the sale of Sellers' Assets. Such shareholder approval was secured effective February 10, 2000

     Closing adjustments to the Purchase Price shall include proration of:

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended March 31, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    MARCH 31, 2000 COMPARED TO MARCH 31, 1999

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the three months ended March 31, 2000, rental income decreased by $7,684 to $135,147 as compared to $143,141 for the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2000 were $29,271 which compares with $29,271 for the three months ended March 31, 1999. These costs are primarily the result of the one remaining property becoming more fully depreciated.

INTEREST EXPENSE. For three months ended March 31, 2000, interest expense totaled $97,121 as compared to $105,153 for the same period in 1999. This decrease in interest expense is the result of principal reduction on mortgages payable.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2000, advisory and other fees totaled $7,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 2000 were $8,250. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended March 31, 2000 were $20,123 which compares with $12,913 for the three months ended March 31, 1999. This increase was due primarily to annual audit costs.

LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $76,285 at December 31, 1999 to $100,856 at March 31, 2000. Accounts payable and accrued expenses increased from $67,413 at December 31, 1999 to $112,783 at March 31, 2000. The increase is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,325,404 at December 31, 1999 to $4,134,185 at March 31, 2000. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,377,552) at December 31, 1999 to ($4,399,749) at March 31, 2000.

The Trust has relied solely on rental income to pay its expenses in 1999 and 1998. Cash flows provided by operations were ($215,790) for the three months ended March 31, 2000 as compared to $50,679 for the same period in 1999. This increase resulted from receipt of the Bayshore sale deposit.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2000, the Trust had one property remaining, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on November 30, 2000. The current maturity of all of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include selling Bayshore, a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, or, continuing to seek sources to refinance the mortgage notes payable secured by Bayshore and
minimizing   operating  costs.  In  the  event  the  Trust  is  unsuccessful  in refinancing the notes payable prior to the current maturity date, management believes it will be able to obtain an extension from PNC Bank, N.A., Louisville, Kentucky (the "Bank") or that the Bank will not demand payment prior to such refinancing or sale. There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the Bank will not demand payment of the mortgage notes payable.

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

     An event of default occurs upon:

     (i) the existence of an event of default under any other lease between the Registrant and Lessee;
     (ii) failure of Lessee to make a rental payment under the Watercrest Lease and such failure continues for a period of 10 days after receipt of written notice;
     (iii) Lessee's failure to observe or perform any other term, covenant or condition of the Watercrest Lease and such failure is not cured within 30 days after receipt of notice;
     (iv)  bankruptcy of Lessee;
     (v) voluntary cessation of operations by Lessee at Bayshore for a period of longer than 30 days; or
     (vi) failure of Lessee to provide financial statements or copies of required licensing information, to maintain quarterly cash flow of not less than 125% of minimum rent or to operate Bayshore for its primary intended use.

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

     Conditions to the Sellers' obligation to close the sale of Bayshore include Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Sellers' receipt of shareholder approval of the sale of Sellers' Assets. Such shareholder approval was secured effective February 10, 2000

     Closing adjustments to the Purchase Price shall include proration of:

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION


Item 1 through 4 and Item 6.  Not Applicable.


Item 5. Other Information

The Trust entered into a Purchase and Sale Agreement dated June 3, 1999 with Abraham Shaulson. See above under Liquidity and Sources of Capital.

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




                                     HEALTHCARE INVESTORS OF AMERICA, INC.
                                                              (Registrant)


Date:    May 15, 2000                /s/ F. Dale Markham
                                     ---------------------------------------
                                     F. Dale Markham
                                     Director, President and Chief Financial
                                     Officer (Principal Executive, Financial
                                     and Accounting Officer)