Form 10QSB
period 2000-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2000-08-10
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

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

          Former address: 2990 N. Swan Rd., Suite 228, Tucson, AZ 85712
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.01 Par Value - 397,600 shares as of August 7, 2000.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX


                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 1999 and June 30, 2000................ 2

         Statements of Earnings (3 months) - June 30, 1999 and
            June 30, 2000.................................................... 3

         Statement of Cash Flows (3 months) - June 30, 1999 and
            June 30, 2000..................................................   4

         Statements of Earnings (6 months) - June 30, 1999 and
            June 30, 2000..................................................   5

         Statement of Cash Flows (6 months) - June 30, 1999 and
            June 30, 2000..................................................   6

         Notes to Financial Statements - June 30, 2000.....................   7


Item 2.  Management's Discussion and Analysis or Plan of Operation.........  16


PART II. Other Information

Item 5.....................................................................  23

Signatures.................................................................  24

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                      June 30,     DECEMBER 31,
                                                        2000          1999
ASSETS:                                              (UNAUDITED)    (AUDITED)
                                                     -----------   ------------
Real Estate Properties:
Land                                                 $   393,195   $   393,195
Building and improvements, net of accumulated
depreciation of $1,440,515 and $1,381,974 at
June 30, 2000 and December 31, 1999, respectively      3,392,315     3,301,343

Prepaid expenses                                          50,000        50,000
Rent and other receivables                                10,000        90,000
Cash and cash equivalents                                 79,018        76,285
Restricted cash                                                        328,864
                                                     -------------------------
        TOTAL ASSETS                                 $ 3,924,528   $ 4,239,687
                                                     =========================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 4,025,710   $ 4,325,404
Accounts payable and accrued expenses                    104,533       107,413
Disputed claims                                           92,623        92,623
Purchase deposit                                         435,000       435,000
                                                     -------------------------

        TOTAL LIABILITIES                            $ 4,657,866   $ 4,960,440

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares
authorized; issued and outstanding, 397,600 shares         3,976         3,976
Paid in Capital                                        3,652,823     3,652,823
Distributions in excess of net earnings               (4,390,137)   (4,377,552)
                                                     -------------------------

        TOTAL STOCKHOLDERS' EQUITY                      (733,338)     (720,753)
                                                     -------------------------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 3,924,528   $ 4,239,687
                                                     =========================



                     See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended June 30, 2000 and June 30, 1999


                                              Three Months       Three Months
                                             Ended June 30,     Ended June 30,
                                                  2000               1999
                                               (Unaudited)        (Unaudited)
REVENUES:                                    --------------     --------------

Rental income                                 $   144,942         $   144,341
Interest income                                       784               5,061
Other income                                       12,879
                                              -----------         -----------
                        Total revenues        $   158,605         $   149,402

EXPENSES:

Depreciation and amortization                 $    29,271         $    29,271
Interest expense                                   96,665              93,511
Advisory and other fees                             7,500               7,500
Directors fees and expenses                         8,250               8,250
Other operating expenses                            7,307              11,163
                                              -----------         -----------
                       Total expenses         $   148,993         $   149,695
                                              -----------         -----------

NET INCOME (LOSS)                             $     9,612        $       (293)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE                   $      0.02        $     (0.00)
                                              ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               397,600             397,600
                                              ===========         ===========

Distributions in excess of earnings-
beginning of period                           $(4,399,749)        $(4,359,553)

Net income/(loss)                                   9,612                (293)

Distributions during the period
                                              -----------         -----------

Distributions in excess of earnings-
end of period                                 $(4,390,137)        $(4,359,846)
                                              ===========         ===========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                  Three Months     Three Months
                                                 Ended June 30,   Ended June 30,
                                                      2000             1999
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATIONS:                      --------------   --------------

Net income/(loss)                                 $     9,612      $      (293)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                          29,271           29,271

Changes in assets and liabilities:
  Contract, rents and other receivables               205,519                0
  Prepaid expenses                                          0            1,946
  Accounts payable and accrued expenses                (8,250)         (18,776)
  Bayshore sale deposit                                     0           25,000
                                                  -----------       ----------
Net cash provided by (used in)
operating activities                                  236,151           37,148
                                                  -----------       ----------

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Purchase of fixed assets                             (149,514)
Payments on long-term borrowings                     (108,475)         (11,053)
                                                  -----------       ----------
Net cash provided by (used in)
investing/financing activities                       (257,989)         (11,053)
                                                  -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (21,838)          26,095

CASH AND CASH EQUIVALENTS - Beginning of period       100,856           37,039
                                                  -----------       ----------
CASH AND CASH EQUIVALENTS - End of period         $    79,018       $   63,134
                                                  ===========       ===========




                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
            For the Six Months Ended June 30, 2000 and June 30, 1999


                                               Six Months         Six Months
                                             Ended June 30,     Ended June 30,
                                                  2000               1999
                                              (Unaudited)        (Unaudited)
REVENUES:                                    --------------     --------------

Rental income                                 $   280,399         $   287,481
Interest income                                     5,689               9,396
Other income                                       12,879
                                              -----------         -----------
                        Total revenues        $   298,967         $   296,877

EXPENSES:

Depreciation and amortization                 $    58,541         $    58,541
Interest expense                                  193,787             198,665
Advisory and other fees                            15,000              15,000
Directors fees and expenses                        16,795              16,500
Other operating expenses                           27,429              24,075
                                              -----------         -----------
                       Total expenses         $   311,552         $   312,781
                                              -----------         -----------

NET INCOME (LOSS)                             $   (12,585)       $    (15,904)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE                   $     (0.03)       $     (0.04)
                                              ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               397,600             397,600
                                              ===========         ===========

Distributions in excess of earnings-
beginning of period                           $(4,377,552)        $(4,343,942)

Net income/(loss)                                 (12,585)            (15,904)

Distributions during the period
                                              -----------         -----------

Distributions in excess of earnings-
end of period                                 $(4,390,137)        $(4,359,846)
                                              ===========         ===========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                   Six Months       Six Months
                                                 Ended June 30,   Ended June 30,
                                                      2000             1999
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATIONS:                      --------------   --------------

Net income/(loss)                                 $   (12,585)     $   (15,904)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                          58,541           58,541

Changes in assets and liabilities:
  Contract, rents and other receivables                80,000                0
  Prepaid expenses                                          0            3,893
  Restricted Cash                                     328,864                0
  Accounts payable and accrued expenses                (2,880)          16,297
  Purchase deposit                                          0           25,000
                                                  -----------       ----------
Net cash provided by (used in)
operating activities                                  451,940           87,827
                                                  -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of fixed assets                             (149,514)
Payments on long-term borrowings                     (299,693)         (63,114)
                                                  -----------       ----------
Net cash provided by (used in)
financing activities                                 (449,207)         (63,114)
                                                  -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               2,733           24,713

CASH AND CASH EQUIVALENTS - Beginning of period        76,285           38,421
                                                  -----------       ----------
CASH AND CASH EQUIVALENTS - End of period         $    79,018       $   63,134
                                                  ===========       ===========




                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          Notes to Financial Statements
            For the Three Month Period Ended June 30, 2000 and 1999


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2000, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At June 30, 2000, the remaining property owned by the Trust is Wartercrest Nursing and Rehabilitation Center, formerly known as Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000.

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

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998. Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has now been further extended to December 31, 2000.

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

(5) INCOME TAXES - As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At June 30, 2000, the Trust owned one nursing home in Florida (the "Florida Property").

At June 30, 2000, the net book value of the remaining property is as follows:

                                                                    Florida
                                                                   Property
                                                                   --------
  Cost:
  Land                                                           $   393,195
  Buildings and Improvements                                       4,641,317
  Accumulated Depreciation                                        (1,440,515)

  Net Carrying Value                                             $ 3,593,997
                                                                 -----------

Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable.


THE FLORIDA PROPERTY

Effective September 1, 1999, the Trust entered into a one year lease to lease the former Bayshore property to Watercrest Nursing and Rehabilitation Center, Inc.

The lease provides for monthly rentals of $48,314.00

In accordance with the original provisions of the Forbearance Agreement (defined herein), the original monthly payment on the mortgage was subsequently increased to $51,958, resulting in a monthly payment of $58,958 on the subsequently extended lease by BHS. The current extension of the forbearance agreement reduced the monthly payment, commencing in 1999, to $41,314, resulting in a monthly lease payment of $48,314. There is no assurance that the terms of the lease with Watercrest represents a market rate or that Watercrest has the liquidity to pay rental payments when due.

NOTE 4:  MORTGAGE NOTES PAYABLE
                                                                    6/30/00
                                                                    -------
Bank mortgage note-Florida Property,                               $4,025,710
payable in monthly installments of $41,314, including interest at 9.00%, through
December 31, 2000, at which date the
unpaid balance is due in full.

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

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the quarterly period ended June 30, 2000.

         Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the second quarter of 2000.

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

NOTE 7:  CONTINGENCIES

Intended Sale of Bayshore and Related Lease
     At January 1, 1999, Bayshore was leased under an operating agreement to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Effective August 30, 1999, the lease with BHS was cancelled and the Trust and BHS, as "Sellers", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, as amended by Amendment to Purchase and Sale Agreement dated as of August 31, 1999 (the "Amendment,") and as further amended by the Second Amendment to Purchase and Sale Agreement, dated March 31, 2000 (the "Second Amendment") which together with the Original Agreement are hereinafter collectively referred to as the "Agreement". The Second Amendment removed BHS as a part of the selling entity. Under the Agreement, Seller agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Seller's Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date").

     The Agreement provides for the allocation of the Purchase Price in accordance with a schedule that will be attached to the Agreement. To date, the Seller has not made an allocation to disclose on the schedule that the Seller will attach to the Agreement.

     With the execution of the Amendment, the Buyer deposited $150,000 into a separate interest bearing account of Seller. The proceeds in this account are for capital improvements to Bayshore, as described in the Agreement. Buyer is responsible for the completion of the improvements. Buyer submits evidence of the completion of the improvements and costs to Seller for reimbursement by Seller. Upon the closing of the sale under the Agreement, any amount not used for the completion of improvements shall be applied to the Purchase Price. If the Asset sale fails to close by the Closing Date for any reason other than a default by the Seller, any amount not used for capital improvements shall become the property of the Seller.

     Pending the closing of the sale under the Agreement, Seller has agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), are as follows:

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of August 7, 2000, Lessee has spent $65,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

     The Seller owns all personal property used at Bayshore. The Lessee is not paying any consideration for the personal property and upon termination of the Watercrest Lease, all the personal property shall be deemed owned by the Seller.

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

     One of the principal conditions to the closing of the sale of Bayshore is the shareholder approval of the sale by the Registrant's shareholders. If Seller has not obtained shareholder approval at least six (6) months prior to the end of the Watercrest Lease, Buyer has the option to extend the Watercrest Lease for three one-year renewal terms with a rent increase equal to the consumer price index increase for the preceding twelve (12) months. Such shareholder approval was received and on February 10, 2000, the Trust Board of Directors accepted the Inspector of Elections count of 271,162.4806 as an appropriate number of votes in excess of the required two-thirds super majority.

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

     The Agreement contains Seller's representations and warranties related to, among others:

     (i)    due organization and existence;
     (ii)   authorization of the Agreement;
     (iii)  good title to the real and personal property of Bayshore;
     (iv) the operating condition of the buildings and appurtenances on the real estate;
     (v)    proper  licensing for  operation of  Bayshore as a  150 bed  nursing home;
     (vi)   payment of real estate taxes;
     (vii)  fair presentation   of  the  financial   condition  and  results  of
            operations of Bayshore as contained in the financial statements Seller has delivered to Buyer;
     (viii) no pending labor problems with the existing union at Bayshore;
     (ix)   no material and adverse litigation with respect to Bayshore;
     (x)    proper filing of all taxes, tax returns and cost reports;
     (xi)   sufficient insurance coverage with respect to Bayshore; and
     (xii)  no environmental claims.

The Agreement contains Buyer's warranties and representations related to due organization and existence, and proper authorization of the Agreement, among others.

     Conditions to the Buyer's obligation to consummate the Agreement include:

     (i)    no adverse change in Bayshore and the Seller's Assets;
     (ii)   Seller's compliance with the terms of the Agreement;
     (iii) Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;
     (iv) no material and adverse litigation affecting Bayshore or the Seller's Assets;
     (v) the patient census shall not be less than 113 with Medicaid certified beds to be 115 and Medicare certified beds to be 16; and
     (vi) Buyer's receipt of evidence that all cost reports of Seller required to be filed prior to the Closing Date have been timely filed.

     Conditions to the Seller's obligation to close the sale of Bayshore include Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Seller's receipt of shareholder approval of the sale of Seller's Assets. Such shareholder approval was secured effective February 10, 2000

     Closing adjustments to the Purchase Price shall include proration of:

     (i)    real estate taxes;
     (ii)   water, sewage and electricity charges;
     (iii)  fees for customer annual or periodic licenses and permits;
     (iv)   employee wages and related payroll taxes and expenses; and
     (v)    charges on service and maintenance agreements.

Seller shall also be responsible for the payment of real estate brokerage commissions. Buyer and Seller shall pay equally all closing costs including documentary stamp taxes, county surtax, recording fees and title insurance premiums.

     Seller jointly and severally indemnifies Buyer for, among others items:

     (i) liabilities and obligations of Seller arising prior to the Closing Date unless otherwise expressly assumed by Buyer;

     (ii) damages or deficiencies resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Seller;
     (iii) any retroactive payments due to the State of Florida or the United States for periods prior to the closing unless specifically assumed by Buyer; and
     (iv) liabilities arising out of the transfer of funds or property by any patient to the Seller prior to the Closing Date.

     Buyer indemnifies Seller for, among other items:

     (i) liabilities of Seller arising after the Closing Date and expressly assumed by Buyer or relating to the operation of Bayshore by Buyer; or
     (ii) any damage or deficiency resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Buyer under the Agreement.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended June 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     June 30, 2000 compared to June 30, 1999

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the six months ended June 30, 2000, rental income was $280,399 as compared to $287,481 for the six months ended June 30, 1999. For the three months ended June 30, 2000, rental income was $144,942 as compared to $144,341 for the three months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 2000 were $58,541 which compares with $58,541 for the six months ended June 30, 1999. These costs are primarily the result of the remaining asset becoming fully depreciated.

INTEREST EXPENSE. For six months ended June 30, 2000, interest expense totaled $193,787 as compared to $198,665 for the same period in 1999.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For three and six month periods ended June 30, 2000, advisory and other fees totaled $7,500 and $15,000, respectively. These are the same as the charges for the three and six month periods ended June 30, 1999.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended June 30, 2000 were $8,250. There are three Directors, each of whom receives $2,750 per quarter. These were the basis for the same charges made in the three and six month periods ended June 30, 1999.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the six months ended June 30, 2000 were $27,429 which compares with $24,075 for the six months ended June 30, 1999. These costs include insurance and other administrative costs.


LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $76,285 at December 31, 1999 to $79,018 at June 30, 2000. Accounts payable and accrued expenses decreased from $107,413 at December 31, 1999 to $104,533 at June 30, 2000. Mortgage notes payable decreased from $4,325,404 at December 31, 1999 to $4,025,710 at June 30, 2000. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,377,552) at December 31, 1999 to ($4,390,137) at June 30, 2000.

The Trust has relied on rental income and use of formerly restricted cash to pay its expenses in 2000 and 1999. Cash flows provided by operations were $451,940 for the six months ended June 30, 2000 as compared to $87,827 for the same period in 1999. This increase resulted primarily from the release of a deposit made by the Bayshore purchaser, formerly restricted cash.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2000, the Trust had one property remaining, Bayshore, a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on December 31, 2000. The current maturity of the Trust's notes payable raises a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

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

Intended Sale of Bayshore and Related Lease
     At January 1, 1999, Bayshore was leased under an operating agreement to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Effective August 30, 1999, the lease with BHS was cancelled and the Trust and BHS, as "Sellers", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, as amended by Amendment to Purchase and Sale Agreement dated as of August 31, 1999 (the "Amendment,") and as further amended by the Second Amendment to Purchase and Sale Agreement, dated March 31, 2000 (the "Second Amendment") which together with the Original Agreement are hereinafter collectively referred to as the "Agreement". The Second Amendment removed BHS as a part of the selling entity. Under the Agreement, Seller agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Seller's Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date").

     The Agreement provides for the allocation of the Purchase Price in accordance with a schedule that will be attached to the Agreement. To date, the Seller has not made an allocation to disclose on the schedule that the Seller will attach to the Agreement.

     With the execution of the Amendment, the Buyer deposited $150,000 into a separate interest bearing account of Seller. The proceeds in this account are for capital improvements to Bayshore, as described in the Agreement. Buyer is responsible for the completion of the improvements. Buyer submits evidence of the completion of the improvements and costs to Seller for reimbursement by Seller. Upon the closing of the sale under the Agreement, any amount not used for the completion of improvements shall be applied to the Purchase Price. If the Asset sale fails to close by the Closing Date for any reason other than a default by the Seller, any amount not used for capital improvements shall become the property of the Seller.

     Pending the closing of the sale under the Agreement, Seller has agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), are as follows:

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of August 7, 2000, Lessee has spent $65,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

     The Seller owns all personal property used at Bayshore. The Lessee is not paying any consideration for the personal property and upon termination of the Watercrest Lease, all the personal property shall be deemed owned by the Seller.

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

     One of the principal conditions to the closing of the sale of Bayshore is the shareholder approval of the sale by the Registrant's shareholders. If Seller has not obtained shareholder approval at least six (6) months prior to the end of the Watercrest Lease, Buyer has the option to extend the Watercrest Lease for three one-year renewal terms with a rent increase equal to the consumer price index increase for the preceding twelve (12) months. Such shareholder approval was received and on February 10, 2000, the Trust Board of Directors accepted the Inspector of Elections count of 271,162.4806 as an appropriate number of votes in excess of the required two-thirds super majority.

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

     The Agreement contains Seller's representations and warranties related to, among others:

     (i)    due organization and existence;
     (ii)   authorization of the Agreement;
     (iii)  good title to the real and personal property of Bayshore;
     (iv) the operating condition of the buildings and appurtenances on the real estate;
     (v)    proper  licensing for  operation of  Bayshore as a  150 bed  nursing home;
     (vi)   payment of real estate taxes;
     (vii)  fair presentation   of  the  financial   condition  and  results  of
            operations of Bayshore as contained in the financial statements Seller has delivered to Buyer;
     (viii) no pending labor problems with the existing union at Bayshore;
     (ix)   no material and adverse litigation with respect to Bayshore;
     (x)    proper filing of all taxes, tax returns and cost reports;
     (xi)   sufficient insurance coverage with respect to Bayshore; and
     (xii)  no environmental claims.

The Agreement contains Buyer's warranties and representations related to due organization and existence, and proper authorization of the Agreement, among others.

     Conditions to the Buyer's obligation to consummate the Agreement include:

     (i)    no adverse change in Bayshore and the Seller's Assets;
     (ii)   Seller's compliance with the terms of the Agreement;
     (iii) Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;
     (iv) no material and adverse litigation affecting Bayshore or the Seller's Assets;
     (v) the patient census shall not be less than 113 with Medicaid certified beds to be 115 and Medicare certified beds to be 16; and
     (vi) Buyer's receipt of evidence that all cost reports of Seller required to be filed prior to the Closing Date have been timely filed.

     Conditions to the Seller's obligation to close the sale of Bayshore include Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Seller's receipt of shareholder approval of the sale of Seller's Assets. Such shareholder approval was secured effective February 10, 2000

     Closing adjustments to the Purchase Price shall include proration of:

     (i)    real estate taxes;
     (ii)   water, sewage and electricity charges;
     (iii)  fees for customer annual or periodic licenses and permits;
     (iv)   employee wages and related payroll taxes and expenses; and
     (v)    charges on service and maintenance agreements.

Seller shall also be responsible for the payment of real estate brokerage commissions. Buyer and Seller shall pay equally all closing costs including documentary stamp taxes, county surtax, recording fees and title insurance premiums.

     Seller jointly and severally indemnifies Buyer for, among others items:

     (i) liabilities and obligations of Seller arising prior to the Closing Date unless otherwise expressly assumed by Buyer;
     (ii) damages or deficiencies resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Seller;
     (iii) any retroactive payments due to the State of Florida or the United States for periods prior to the closing unless specifically assumed by Buyer; and
     (iv) liabilities arising out of the transfer of funds or property by any patient to the Seller prior to the Closing Date.

     Buyer indemnifies Seller for, among other items:

     (i) liabilities of Seller arising after the Closing Date and expressly assumed by Buyer or relating to the operation of Bayshore by Buyer; or

     (ii) any damage or deficiency resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Buyer under the Agreement.

As indicated above, the Trust entered into an Agreement dated June 3, 1999, as amended, with Abraham Shaulson to sell Bayshore. If the sale is completed, the Trust intends to liquidate, pay off all debts and disburse any remaining assets to the shareholders.


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

                                     HEALTHCARE INVESTORS OF AMERICA, INC.
                                                              (Registrant)


Date:  August 7, 2000                /s/ F. Dale Markham
                                     ---------------------------------------
                                     F. Dale Markham
                                     Director, President and Chief Financial
                                     Officer (Principal Executive, Financial
                                     and Accounting Officer)