Form 10QSB
period 2000-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2000-11-09
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _______________.

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

Common Stock, $.01 Par Value - 397,600 shares as of November 09, 2000.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 1999 and September 30, 2000.........   2

         Statements of Earnings (3 Months) - September 30, 1999
            and September 30, 2000.........................................   3

         Statement of Cash Flows (3 Months) - September 30, 1999
            and September 30, 2000.........................................   4

         Statement of Earnings (9 Months) - September 30, 1999
            and September 30, 2000.........................................   5

         Statement of Cash Flows (9 Months) - September 30, 1999
            and September 30, 2000.........................................   6

         Notes to Financial Statements - September 30, 2000................   7


Item 2.  Management's Discussion and Analysis or Plan of Operation.........  16


PART II. Other Information.................................................  23

Signatures.................................................................  24

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                               BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2000            1999
                                                     (Unaudited)      (Audited)
ASSETS:                                             -------------   ------------

Real Estate Properties:
Land                                                 $   393,195    $   393,195
Building and improvements, net of
accumulated depreciation of $1,469,786
and $1,381,974 at September 30, 2000
and December 31, 1999, respectively                    3,363,044      3,301,343

Prepaid expenses                                          50,000         50,000
Rent and other receivables                                10,000         90,000
Cash and cash equivalents                                 92,942         76,285
Restricted cash                                                         328,864
                                                     --------------------------
     TOTAL ASSETS                                    $ 3,909,181    $ 4,239,687
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 3,990,887    $ 4,325,404
Accounts payable and accrued expenses                    117,448        107,413
Disputed claims                                           92,623         92,623
Option deposit                                           435,000        435,000
                                                     --------------------------
     TOTAL LIABILITIES                               $ 4,635,958    $ 4,960,440

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
  shares authorized; issued and outstanding,
  397,600 shares                                           3,976          3,976
Paid in Capital                                        3,652,823      3,652,823
Distributions in excess of net earnings               (4,383,576)    (4,377,552)
                                                     --------------------------
     TOTAL STOCKHOLDERS' EQUITY                         (726,777)      (720,753)
                                                     --------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 3,909,181    $ 4,239,687
                                                     ==========================



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
      For the Three Months Ended September 30, 2000 and September 30, 1999


                                               Three Months        Three Months
                                              Ended Sept. 30,    Ended Sept. 30,
                                                   2000               1999
                                                (Unaudited)        (Unaudited)
REVENUES:                                     ---------------    ---------------

Rental income                                   $   144,942        $   128,836
Gain on sale of assets
Interest income                                       1,012              5,193
                                                -----------        -----------
                        Total revenues          $   145,954        $   134,029
                                                ===========        ===========
EXPENSES:

Depreciation and amortization                   $    29,271        $    29,271
Interest expense                                     90,319             67,955
Advisory and other fees                               7,500              7,500
Directors fees and expenses                           8,250              8,250
Other operating expenses                              4,053              8,264
                                                -----------        -----------
                       Total expenses           $   139,393        $   121,240
                                                -----------        -----------
NET INCOME (LOSS)                               $     6,561        $    12,789
                                                ===========        ===========
NET INCOME (LOSS) PER SHARE                     $      0.02        $      0.03
                                                ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 397,600            397,600
                                                ===========        ===========

Distributions in excess of
earnings-beginning of period                    $(4,390,137)       $(4,359,846)

Net income/(loss)                                     6,561             12,789

Distributions during the period
                                                -----------        -----------
Distributions in excess of
earnings-end of period                          $(4,383,576)       $(4,347,057)
                                                ===========        ===========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                Three Months      Three Months
                                              Ended Sept. 30,    Ended Sept. 30,
                                                   2000               1999
                                                (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATIONS:                   ---------------    ---------------

Net income/(loss)                                $   6,561         $  12,789
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                       29,271            29,271

Changes in assets and liabilities:
  Contract, rents and other receivables                              182,500
  Prepaid expenses                                                     1,946
  Accounts payable and accrued expenses             12,915           (48,089)
  Option Deposit                                                     100,000
                                                 ---------         ---------
Net cash provided by (used in) operating
  activities                                        48,747           278,418
                                                 ---------         ---------
CASH FLOWS FROM INVESTING AND FINANCING
ACTIVITIES:

Disposition of real estate properties
Payments on long-term borrowings                   (34,822)         (190,397)
                                                 ---------         ---------
Net cash provided by (used in) investing and
  financing activities                             (34,822)         (190,397)
                                                 ---------         ---------

INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  13,924            88,021

CASH AND CASH EQUIVALENTS -
  Beginning of period                               79,018            63,134
                                                 ---------         ---------
CASH AND CASH EQUIVALENTS -
  End of period                                  $  92,942         $ 151,155
                                                 =========         =========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
       For the Nine Months Ended September 30, 2000 and September 30, 1999


                                                 Nine Months       Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                                    2000              1999
                                                 (Unaudited)       (Unaudited)
REVENUES:                                      ---------------   ---------------

Rental income                                    $   425,341       $   416,318
Gain on sale of assets                                12,879
Interest Income                                        6,701            14,589
                                                 -----------       -----------
     Total revenues                              $   444,921       $   430,907

EXPENSES:

Depreciation and amortization                    $    87,812       $    87,812
Interest expense                                     284,105           266,620
Advisory and other fees                               22,500            22,500
Directors fees and expenses                           25,045            24,750
Other operating expenses                              31,482            32,340
                                                 -----------       -----------
     Total expenses                              $   450,945       $   434,022
                                                 -----------       -----------
NET INCOME (LOSS)                                $    (6,024)      $    (3,115)
                                                 ===========       ===========
NET INCOME (LOSS) PER SHARE                      $     (0.02)      $     (0.01)
                                                 ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  397,600           397,600
                                                 ===========       ===========

Distributions in excess of earnings-
  beginning of period                            $(4,377,552)      $(4,343,942)

Net income/(loss)                                     (6,024)           (3,115)

Distributions during the period
                                                 -----------       -----------
Distributions in excess of earnings-
  end of period                                  $(4,383,576)      $(4,347,057)
                                                 ===========       ===========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                Nine Months        Nine Months
                                              Ended Sept. 30,    Ended Sept. 30,
                                                   2000               1999
                                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATIONS:                   ---------------    ---------------

Net income/(loss)                               $  (6,024)         $  (3,115)
Adjustments to reconcile net income to net cash provide by (used in) operating activities:

Depreciation and amortization                      87,812             87,812

Changes in assets and liabilities:
  Rents and other receivables                      80,000            182,500
  Prepaid expenses                                                     5,838
  Accounts payable and accrued expenses            10,035            (31,791)
  Option deposit                                                     125,000
                                                ---------          ---------
Net cash provided by (used in) operating
  activities                                      171,823            366,244
                                                ---------          ---------
CASH FLOWS FROM INVESTING AND FINANCING
  ACTIVITIES:

Reduction of restricted cash                      328,864
Acquisition of personal property                 (149,513)
Payment of long-term borrowings                  (334,517)          (253,510)
                                                ---------          ---------
Net cash provided by (used in) investing
  and financing activities                       (155,166)          (253,510)
                                                ---------          ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 16,657            112,734

CASH AND CASH EQUIVALENTS -
  Beginning of period                              76,285             38,421
                                                ---------          ---------
CASH AND CASH EQUIVALENTS -
  End of period                                 $  92,942          $ 151,155
                                                =========          =========



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          Notes to Financial Statements
          For the Three Month Period Ended September 30, 2000 and 1999


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2000, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At September 30, 2000, the remaining property owned by the Trust is Watercrest Nursing and Rehabilitation Center, formerly known as Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000.

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

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998. Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has now been further extended to November 30, 2000.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At September 30, 2000, the Trust owned one nursing home in Florida (the "Florida Property").

At September 30, 2000, the net book value of the remaining property is as follows:

                                                                   Florida
                                                                  Property
     Cost:                                                        --------
     Land                                                        $ 393,195
     Buildings and Improvements                                  4,641,317
     Accumulated Depreciation                                   (1,469,786)

     Net Carrying Value                                         $3,564,726
                                                                ----------

Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable.

THE FLORIDA PROPERTY

Effective September 1, 1999, the Trust entered into a one year lease to lease the former Bayshore property to Watercrest Nursing and Rehabilitation Center, Inc. Effective October 23, 2000 the lease termination date was extended to January 31, 2001.

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

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                                    9/30/00
                                                                    -------

Bank mortgage note-Florida Property, payable in                  $ 4,113,292
monthly installments of $41,314, including interest at 9.00%, through November 30, 2000, at which date the unpaid balance is due in full.


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

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the quarterly period ended September 30, 2000.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2000.

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

NOTE 7:  CONTINGENCIES

Intended Sale of Bayshore and Related Lease

     At January 1, 1999, Bayshore was leased under an operating agreement to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Effective August 30, 1999, the lease with BHS was cancelled and the Trust and BHS, as "Sellers", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, as amended by Amendment to Purchase and Sale Agreement dated as of August 31, 1999 (the "Amendment,") and as further amended by the Second Amendment to Purchase and Sale Agreement, dated March 31, 2000 (the "Second Amendment") and as further amended by the Third Amendment to Purchase and Sale Agreement dated October 23, 2000 (the Third Amendment) which together with the Original Agreement are hereinafter collectively referred to as the "Agreement". The Second Amendment removed BHS as a part of the selling entity. The Third Amendment extended the date for closing to January 31, 2001. Under the Agreement, Seller agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Seller's Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before January 31, 2001 (the "Closing Date").

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

     The initial term of the Watercrest Lease commenced September 1, 1999 and ends October 31, 2000. Effective October 23, 2000 the end date has been extended to January 31, 2001. The base rent for Bayshore is $47,814 per month payable on the 20th day of each calendar month plus such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,500 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of October 20, 2000, Lessee has spent this $150,000 primarily on computer equipment, floor coverings, window frame and glass replacements, exterior painting, roof repairs and air conditioning equipment. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

     The Registrant agrees to indemnify the Lessee from:

     (i) any liability arising from any breach of representations, warranties, covenants or agreements made in the Lease;
     (ii) any overpayment or assessment relating to Bayshore from the Medicare or Medicaid programs;
     (iii)any claims by any creditor incurred by Bayshore prior to the effective date of the Watercrest Lease; and

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

                      Three Months Ended September 30, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                September 30, 2000 compared to September 30, 1999

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the nine months ended September 30, 2000, rental income was $425,341 as compared to $416,318 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, rental income was $144,942 as compared to $128,836 for the three months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2000 were $87,812 which compares with $87,812 for the nine months ended September 30, 1999. These costs are primarily the result of the remaining asset becoming fully depreciated.

INTEREST EXPENSE. For nine months ended September 30, 2000, interest expense totaled $284,105 as compared to $266,620 for the same period in 1999.

ADVISORY AND OTHER FEES. Advisor and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For three and nine month periods ended September 30, 2000, advisory and other fees totaled $7,500 and $22,500, respectively. These are the same as the charges for the three and nine month periods ended September 30, 1999.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended September 30, 2000 were $8,250. There are three Directors, each of whom receives $2,750 per quarter. These were the basis for the same charges made in the three and nine month periods ended September 30, 1999.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the nine months ended September 30, 2000 were $31,482 which compares with $32,340 for the nine months ended September 30, 1999. These costs include insurance and other administrative costs.

LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $76,285 at December 31, 1999 to $92,942 at September 30, 2000. Of this amount $60,000 was held as a portion of the Bayshore capital improvement escrow. Accounts payable and accrued expenses increased from $107,413 at December 31, 1999 to $117,448 at September 30, 2000. Mortgage notes payable decreased from $4,325,404 at December 31, 1999 to $3,990,887 at September 30, 2000. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,377,552) at December 31, 1999 to ($4,383,576) at September 30, 2000.

The Trust has relied on rental income and use of formerly restricted cash to pay its expenses in 2000 and 1999. Cash flows provided by operations were $171,823 for the nine months ended September 30, 2000 as compared to $366,244 for the same period in 1999. This decrease resulted primarily from the release of a deposit made by the Bayshore purchaser, formerly restricted cash.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2000, the Trust had one property remaining, Bayshore, a 150 bed skilled and intermediate care nursing home facility in North Miami Beach, Florida, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on November 30, 2000. The current maturity of the Trust's notes payable raises a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

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

Under the terms of the lease agreement, the payment of real estate taxes levied against the Bayshore Convalescent Center were the responsibility of Bayshore Healthcare Services, Inc., the lessee, during the period from May 1, 1993 to September 1, 1999 BHS did not pay such taxes for the years 1997, 1998 and 1999.

The Trust agreed to borrow the necessary funds to bring these taxes current and paid the tax collector of Dade County, Florida the total sum of $125,582.21 , which was sufficient to pay said taxes in full including all interest and penalties for late payment.

In consideration therefore, the Trust accepted from BHS a Promissory Note in the amount of $125,582.21 plus interest at the rate of 10% per annum payable on demand. There can be no assurance that Bayshore will have adequate funds to pay this Promissory Note.

Intended Sale of Bayshore and Related Lease

     At January 1, 1999, Bayshore was leased under an operating agreement to Bayshore Healthcare Services, Inc., an Arizona corporation ("BHS"). BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. Effective August 30, 1999, the lease with BHS was cancelled and the Trust and BHS, as "Sellers", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, as amended by Amendment to Purchase and Sale Agreement dated as of August 31, 1999 (the "Amendment,") and as further amended by the Second Amendment to Purchase and Sale Agreement, dated March 31, 2000 (the "Second Amendment") and as further amended by the Third Amendment to Purchase and Sale Agreement, which together with the Original Agreement are hereinafter collectively referred to as the "Agreement". The Second Amendment removed BHS as a part of the selling entity. The Third Amendment extended the sale closing date to January 31, 2001. Under the Agreement, Seller agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Seller's Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before January 31, 2001 (the "Closing Date").

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

     The initial term of the Watercrest Lease commenced September 1, 1999 and ends January 31, 2001. The base rent for Bayshore is $47,814 per month payable on the 20th day of each calendar month plus such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,500 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                             (Registrant)


Date:    November 09, 2000       /s/ F. Dale Markham
                                 ------------------------------------
                                 F. Dale Markham
                                 Director, President and Chief Financial Officer
                                 (Principal Executive, Financial and Accounting
                                 Officer)