Form 10KSB
period 2000-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2001-05-10
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission file number 33-11863

                      HEALTHCARE INVESTORS OF AMERICA, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------

            Maryland                                       86-0576027
----------------------------------------       ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

     2940 N. Swan Rd., Suite 212
              Tucson, AZ                                     85712
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (520) 326-2000
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                           2990 N. Swan Rd., Suite 212
                              Tucson, Arizona 85712
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $.01 Par Value - 397,600 shares as of May 4, 2001.

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

     During 2000, the Trust owned the real property, fixtures and improvements used in connection with the operation of a long term care facility located in Florida known as Bayshore Convalescent Center ("Bayshore" or the "Florida
Property"), a 150-bed skilled and intermediate care nursing home facility located at 16650 West Dixie Highway in North Miami Beach, Florida, which was acquired in March 1988.

2.   Intended Sale of Bayshore and Related Lease
     At January 1, 2000, the Trust hereinafter referred to as the "Seller", and Abraham Shaulson, hereinafter referenced as the "Buyer", had entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as June 3, 1999, which has subsequently been amended three times. Under the Agreement, Seller has agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date has by amendment subsequently been extended to April 3, 2001.

     The Agreement provides for the allocation of the Purchase Price between the Seller in accordance with a schedule that will be attached to the Agreement. To date, the Seller has not made an allocation to disclose on the schedule that the Seller will attach to the Agreement.

     With the execution of the Amendment, the Buyer deposited $150,000 into a separate interest bearing account of Seller. The proceeds in this account were for capital improvements to Bayshore, as described in the Agreement. Buyer has completed these improvements and the funds have been remitted to Buyer. If the Asset sale fails to close by the Closing Date for any reason other than a default by the Seller, any amount not used for capital improvements shall become the property of the Seller.

     Pending the closing of the sale under the Agreement, Sellers have agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), are as follows:

     The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to April 3, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month plus such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of December 31, 2000, Lessee has spent the full $150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

     Lessee must maintain all-risk insurance in an amount equal to the replacement costs of Bayshore, boiler insurance, business interruption insurance covering the Registrant's risk of loss, comprehensive public liability insurance in an amount not less than $4 million per occurrence for injuries and $2 million for property damage, malpractice insurance in an amount of not less than $5 million for each person and $10 million for each occurrence, and flood insurance if Bayshore lies in a flood plain area. Effective November 1, 2000, the required liability insurance has become unavailable in the state of Florida at any cost less than that which would be considered self-insurance. Thus, liability coverage is not currently provided for the property with the risk that any significant judgment related to this property may not be able to be satisfied by the Lessee or the Registrant.

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

     Effective August 31, 1999, the Registrant purchased from BHS all the personal property used at Bayshore. The Lessee is not paying any consideration for the personal property and upon termination of the Watercrest Lease, all the personal property shall be deemed owned by the Registrant.

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

     One of the principal conditions to the closing of the sale of Bayshore is the shareholder approval of the sale by the Registrant's shareholders. If Sellers had not obtained shareholder approval at least six (6) months prior to the end of the Watercrest Lease, Buyer had the option to extend the Watercrest Lease for three one-year renewal terms with a rent increase equal to the consumer price index increase for the preceding twelve (12) months. Such shareholder approval was received and on February 10, 2000, the Trust Board of Directors accepted the Inspector of Elections count of 271,162.4806 shares voted for as an appropriate number of votes in excess of the required two-thirds super majority.

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

     Seller indemnifies Buyer for, among others items:

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

3.   Prior Sales of Country View and New Life
     Trust management worked during 1995-1998 to develop alternative uses for two of its then owned properties, Country View Care Center ("Country View") and New Life Care Center ("New Life", collectively the "Colorado Properties"). Country View was an 87-bed nursing home located in Longmont, Colorado, and New Life was a 56-bed nursing home located in Greeley, Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate (the "Country View Sales Contract"), dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and was the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,500. The Harper Notes were paid in full on July 16, 1999. The Harper Notes were secured by a Deed of Trust (the "Harper Mortgage"), dated July 24, 1998, from Harper for the benefit of the Trust, on the Country View property. Pursuant to the Collateral Assignment of Promissory Notes and Deeds of Trust (the "1998 Collateral Assignment"), dated as of July 24, 1998, the Trust assigned the Harper Notes and the Harper Mortgage to PNC Bank, National Association, Louisville, Kentucky (the "Bank") as security for the debt of the Trust owing to the Bank. Upon receipt of the $182,500 payoff, the Trust used the full amount of this payoff to reduce the principal balance due the Bank.

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

4.   Advisory Agreement
     The Trust currently has a contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the former lessee of Bayshore.

5.   Trust Debt and Forbearance
     The Trust's continuing plan of operation for the 2001 fiscal year (ending December 31, 2001) is as follows: The Trust intends to own, lease, sell or auction Bayshore. If and when the sale of Bayshore is closed, the Trust intends to distribute any remaining sales proceeds to shareholders after payment of Trust expenses including the Bank loan described below, and liquidate. If it is determined to be in the best interest of shareholders, and if an opportunity to re-capitalize presents itself, to the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. Additionally, the Trust's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the PNC Bank National Association, Louisville, Kentucky, (the "Bank") entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

     Under the Forbearance Agreement, the Bank originally agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170.45, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offsets or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Country View Care Center, Longmont, Colorado and the New Life Care Center, Greeley, Colorado, (collectively, the "Colorado Properties") and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and the Bank. The Trust completed the sale of the last of the Colorado Properties on August 24, 1998. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. The Bank extended the Forbearance Agreement initially until January 31, 1999 and subsequently to November 31, 2000. The Trust has requested an extension of the Forbearance Agreement to June 30, 2001 in order to pay off this debt from proceeds of the Bayshore sale. As of March 23, 2001, this request has not been approved. Although the Trust believes the extension will be approved, the Bank is under no obligation to do so.

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

     Through March 23, 2001, the only remaining property, Bayshore, is leased to Watercrest, the Lessee. Further, the Trust has entered into the Agreement with Mr. Shaulson to sell Bayshore. SEE DESCRIPTION OF BUSINESS - General Development of Business.

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

     The Trust, as of December 31, 2000, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory Agreement. See Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Compliance With Section 16(a) of the Exchange Act and Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 2. DESCRIPTION OF PROPERTY

     BAYSHORE- Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

     THE BAYSHORE LEASE. The Trust is a party to the Watercrest Lease under net lease terms on the Bayshore property. The Watercrest Lease permits the lessee thereunder to operate the property as a healthcare facility licensed for skilled and intermediate long term nursing services and for such additional uses as may be approved by the Trust and consented to by the appropriate mortgage lender. See Description of Business -- General Development of Business -- Intended Sale of Bayshore and Related Lease.

     The Trust entered into a one-year lease with Watercrest beginning September 1, 1999, pending completion of the sale to Mr. Shaulson. The Lease has since been extended to April 3, 2001. The Watercrest Lease is a net lease requiring Watercrest to pay all operating expenses of the property. Minimum rent is $48,314.00 per month plus $2,000 to Heritage as an insurance monitoring fee.

     Watercrest is required to furnish regular monthly and annual financial reports to the Trust.

     As of December 31, 2000, real estate taxes through 1999 of approximately $125,000 were due and owing on the Bayshore Convalescent Center. These were the responsibility of the Lessee, but since the Lessee had not paid them, the Trust borrowed from the first mortgage holder and paid the taxes to protect from loss of title to a tax lien holder. The Trust secured a promise to repay from BHS. Trust management has no way of assuring itself that BHS will make the tax repayment.

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

     THE BAYSHORE LOAN. The first mortgage loan to the Bank totals $2,863,880 as of December 31, 2000. All interest payments have been kept current during 2000 and through March 23, 2001. The loan, as extended, became due on November 30, 2000. The loan is secured by a first mortgage and assignment of leases and rents thereunder. In addition, the Bayshore Loan is secured by a $1,234,900 second mortgage, which resulted from the sales proceeds of the Colorado Properties being insufficient to pay off the loan on the Colorado Properties.

     As noted above, the Company's mortgage notes matured on November 30, 2000. This date is pursuant to the Forbearance Agreement dated as of April 30, 1998, as extended. Management is currently seeking to sell Bayshore or to refinance the mortgage notes payable. Trust management believes that the mortgage note lender will not demand payment prior to the successful completion of any such sale or refinancing efforts. There can be no assurance that the Trust will be successful in its sale or refinancing efforts or that the Bank will not demand payment of the mortgage notes payable.

     Management believes Watercrest (formerly Bayshore) is adequately insured except for the inability to secure liability insurance as discussed under ITEM
1. BUSINESS - General Development of Business, Intended Sale of Bayshore and Related Lease. As of March 23, 2001, occupancy is 78%.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

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

     Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 2000, 1999 and 1998. The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As  of  March  23,  2001,   there  were  397,600  shares  of  Common  Stock
outstanding, which were owned by approximately 400 holders of record.

DIVIDENDS

     The Trust last declared dividends on the Common Stock in the amount of $0.06 per share in May, 1992. Unless property sales or leases are made in 2001 which result in receipt by the Trust of sale or lease proceeds in excess of the Trust expenses, including the Bank indebtedness, there will not be cash available for distributions for purposes of declaring and paying any dividends in 2001. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     For the year ended December 31, 2000, the Trust had loss of $125,394, or ($0.32) per share, as compared to a net loss of $33,610, or ($0.08) per share for 1999.

     REVENUES. The Company primarily derives its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 2000 were $587,146, an increase of 1.0% over revenues of $581,606 for the year ended December 31, 1999. The increase in revenues was not material.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 2000 was $129,543, as compared with $117,083 for the year ended December 31, 1999. The same property was the only asset in both years.

     INTEREST EXPENSE. For the year ended December 31, 2000, interest expense totaled $391,556, a decrease of $4,224 or 1.1% from $395,780 for the year ended December 31, 1999. This decrease is the result of an average lower principal balance on the Bank loans.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 2000 were $63,295, similar to the $63,000 paid for the year ended December 31, 1999.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2000 were $38,444, a decrease of $909 or 2.3% from $39,353 for the year ended December 31, 1999. This decrease is primarily the result of reducing administrative costs in 2000.

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

LIQUIDITY

     Cash decreased from $76,285 at December 31, 1999 to $20,803 at December 31, 2000. Restricted cash of $328,864 at December 31, 1999 became unrestricted as a result of the Bayshore sale deposit becoming free of the Buyer's right to return resulting from shareholder approval of the Bayshore sale. The restricted cash was used to purchase all personal property from Bayshore and to reduce bank debt. Rent and other receivables decreased from $90,000 at December 31, 1999 to zero at December 31, 2000. This decrease was primarily the result of owning only one property asset from which to receive rents in 2000. Building and improvements net, increased from $3,301,343 at December 31, 1999 to $3,321,314 at December 31, 2000. This increase was not material. Mortgage Notes payable decreased from $4,325,404 at December 31, 1999 to $4,098,780 at December 31, 2000. This decrease was primarily the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,377,552) at December 31, 1999 to ($4,502,946) at December 31, 2000. This
increase is the result of an increase in the net loss to ($125,394).

     The Trust has relied solely on rental income to pay its expenses in 2000 and 1990. Cash flows provided by operations were $51,792 in 2000 and ($64,044) in 1999. The Other Receivables increase was caused by the borrowing and lending to Bayshore for the Patient Trust Bond.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had only one remaining property under lease in 2000, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's property matured on November 30, 2000 as the Bank had continually extended the Forbearance Agreement dated April 30, 1998 to November 30,2000, and the Bank has not extended the forbearance period in writing since that date. See
Item 1. DESCRIPTION OF BUSINESS - General Development of Business. The current maturity of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

     Management's plans include continuing to sell the remaining property and/or seeking sources to refinance the mortgage notes payable on Bayshore and minimizing operating costs. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business.

     There can be no assurance that the Trust's sale or refinancing efforts will be successful or that the Bank will not demand payment of the mortgage notes payable and exercise their foreclosure or other remedies available to the Bank.

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

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

NAME                       AGE     POSITION PRESENTLY HELD      DIRECTOR FROM
----                       ---     -----------------------      -------------

F. Dale Markham            71      Director, Chairman of the    1987 to Present
                                   Board.  President, Chief
                                   Financial Officer from
                                   March 3, 1999 to present

Grady P. Hunter            67      Director                     1987 to Present

Charles E. Trefzger, Jr.   42      Director                     1996 to Present


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

OFFICERS AND DIRECTORS OF THE ADVISOR

     Effective March 1, 1998 the Trust entered into a contract for advisory services with HACG. The general partner of HACG is Heritage. All of the stock of Heritage is held by James R. Sellers, an affiliate of BHS, the former lessee of Bayshore.

     James R. Sellers, age 67, is the President and sole stockholder of Heritage, an affiliate of the Advisor. Heritage had been the Managing General Partner of the Advisor since July, 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers is also the sole stockholder of BHS, the former lessee of Bayshore until September 1, 1999. Mr. Sellers has been Senior Vice President of Keystone Mortgage Partners LLC, an Arizona based mortgage banking firm since May, 1993. Effective February 2, 2001, GMAC Commercial Mortgage purchased the assets of Keystone Mortgage Partners and Mr. Sellers continues as a Senior Vice President and Tucson Branch Manager of GMAC Commercial Mortgage. Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based mortgage banking firm, from July, 1990 until May, 1993. From 1982 to 1990, he served as Executive Vice President, a director, and a principal stockholder of MSM, the original Managing General Partner of the original Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 2000. F. Dale Markham, President and Treasurer of the Trust, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

NAME AND PRINCIPAL POSITION                YEAR    TOTAL COMPENSATION
---------------------------                ----    ------------------

F. Dale Markham, Chairman of the Board,    2000    $11,000 paid
President and Chief Financial Officer      1999    $11,000 paid
                                           1998    2,750 accrued, $8,250 paid


     The Trust paid or accrued annual directors' fees of $11,000 each to the unaffiliated Directors in 2000 and 1999, plus a fee of $800 for each Directors' meeting attended in person. In 2000, $11,000 of Director's fees was paid to Mr. Markham.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 23, 2001 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                                AMOUNT & NATURE OF     PERCENTAGE OF OUTSTANDING
NAME OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP   SHARES OWNED
------------------------        --------------------   -------------------------

Harbor American Capital         20,000 Shares (1)                  5.03%
Group, a California Limited
Partnership

Herbert W. Owens                40,000 Shares                     10.06%

Grady P. Hunter                 2,500 Shares                       0.63%
                                (2)                                XXX

F. Dale Markham                 (1)                                XXX

James R. Sellers                (1)                                XXX

All Directors and Officers      (1)                                XXX

(1) The current Advisor as of March 23, 2001, Harbor American Capital Group, owns of record and beneficially 20,000 shares of Common stock. The former managing general partner of the Advisor, MSM and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony, and James R. Sellers) may be deemed to be beneficial owners of the shares of Common Stock owned of record by Harbor American Capital Group.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 2000. The former managing general partner of the Advisor (MSM), and each of the principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony and James R. Sellers) and present officer, director and shareholder of Heritage (James R. Sellers), may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

ACQUISITION AND DISPOSITION FEES

     The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. No such properties were purchased during 2000 and therefore no acquisition fees were paid.

ADVISORY FEE

     During the fiscal year ended December 31, 2000, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $30,000.00. James R. Sellers is the owner of Heritage which is the managing general partner of Harbor American Capital Group. He is the owner of BHS, which served as lessee of the Florida Property through August 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements
     The following financial statements of Healthcare Investors of America, Inc. are included.

     Independent Auditor's Report - Years ended December 31, 2000 and 1999.        F-1
     Balance sheets - December 31, 2000 and 1999.                                  F-2
     Statements of operations - Years ended December 31, 2000 and 1999.            F-3
     Statements of cash flows - Years ended December 31, 2000 and 1999.            F-4
     Notes to financial statements - December 31, 2000.                            F-5

REPORTS ON FORM 8-K

     None

EXHIBITS

     See attached list of Exhibits.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 4, 2001            HEALTHCARE INVESTORS OF AMERICA, INC.

                                    BY: /s/ F. Dale Markham
                                        ----------------------------------------
                                        Director, President and Chief Financial
                                        Officer (Principal Executive, Financial
                                        and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated:  May 4, 2001            BY: /s/ F. Dale Markham
                                   ---------------------------------------------
                                        F. Dale Markham
                                        Director, President and Chief Financial
                                        Officer (Principal Executive, Financial
                                        and Accounting Officer)

Dated:  May 4, 2001            BY: /s/ Grady P. Hunter
                                   ---------------------------------------------
                                        Grady P. Hunter, Director

Dated:  May 4, 2001            BY: /s/ Charles E. Trefzger
                                   ---------------------------------------------
                                        Charles E. Trefzger, Jr., Director

                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2000


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

10.81* Bill of Sale effective as of December 4, 1992 from HCC-Country View to the Trust filed as Exhibit 10.81 to Form 10-K filed on April 15, 1993.

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

10.92* Amendment to Promissory Note dated as of October 31, 1994 between the Trust and PNC filed as Exhibit 10.92 to Form 10-KSB filed April 1, 1996.

10.93* Third Extension of Leases and Rents (re: Bayshore First Mortgage), dated as of October 31, 1994 between the Trust and PNC filed as
          Exhibit 10.93 to Form 10-KSB filed April 1, 1996.

10.94* Advisor Agreement, dated as of March 1, 1998, between the Trust and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.

10.95* Forbearance Agreement, effective as of April 30, 1998, between the Trust and PNC Bank, National Association filed as Exhibit 10.96 to Form 10-KSB filed August 12, 1998.

10.96* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and William E. Harper ("Harper") - $162,500; as amended on July 11, 1998 filed as
          Exhibit 10.97 to Form 10-KSB filed August 12, 1998.

10.97* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third-Party], dated June 17, 1998, between the Trust and Harper - $100,000; as amended on July 11, 1998 filed as Exhibit 10.98 to Form 10-KSB filed August 12, 1998.

10.98* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $100,000 filed as
          Exhibit 10.99 to Form 10-KSB filed August 12, 1998.

10.99* Promissory Note, dated July 24, 1998, from Harper to and in favor of the Trust, in the original principal amount of $82,500 filed as
          Exhibit 10.100 to Form 10-KSB filed August 12, 1998.

10.100* Deed of Trust, dated July 24, 1998, from Harper for the benefit of the Trust filed as Exhibit 10.101 to Form 10-KSB filed August 12, 1998.

10.101* Collateral Assignment of Promissory Notes and Deeds of Trust, dated as of July 24, 1998, from the Trust to PNC filed as Exhibit 10.102 to Form 10-KSB filed August 12, 1998.

10.102* Commercial Contract to Buy and Sell Real Estate [Seller or Private Third Party] dated August 6, 1998, between the Trust and Continuum Health Partnership, Inc. filed as Exhibit 10.103 to Form 10-KSB filed August 12, 1998.

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

*  Incorporated by reference

                            S.E.CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
          Member: S.E.C. Practice Section of the American Institute of
                          Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona


We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 2000 and 1999 and the related statements of operations and distributions in excess of net earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.E.CLARK & COMPANY, P.C.

Tucson,  Arizona
March 16, 2001,  except for Note 8,
for which the date is April 3, 2001


          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
   744 N. Country Club Road, Tucson, Arizona 85716 (520) 323-7774 Fax 323-8174
                     seclarkcpa@aol.com   www.seclarkco.com

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                 BALANCE SHEETS

                                                                        AS OF DECEMBER 31,
ASSETS:                                                                2000           1999
------                                                             -----------    -----------

Real Estate Property:
   Land                                                            $   393,195    $   393,195
   Building and improvements, net of accumulated depreciation of $1,511,517 and $1,381,974 at December 31, 2000
      and December 31, 1999, and respectively                        3,321,314      3,301,343

Prepaid expenses                                                        50,000         50,000
Rent and other receivables, net of allowance                                --         90,000
Cash and cash equivalents                                               20,803         76,285
Restricted cash                                                             --        328,864
                                                                   -----------    -----------
      TOTAL ASSETS                                                 $ 3,785,312    $ 4,239,687
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
-------------------------------------------------
Mortgage notes payable                                             $ 4,098,780    $ 4,325,404
Accounts payable and accrued expenses                                   65,056        107,413
Disputed claims                                                         92,623         92,623
Purchase deposits                                                      375,000        435,000
                                                                   -----------    -----------
      TOTAL LIABILITIES                                              4,631,459      4,960,440
                                                                   -----------    -----------

Stockholders' Equity (Deficiency):

 Common stock, $.01 par value; 10,000,000 shares authorized,
   397,600 shares issued and outstanding                                 3,976          3,976
Paid in capital                                                      3,652,823      3,652,823
Distributions in excess of net earnings                             (4,502,946)    (4,377,552)
                                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY (Deficiency)                         (846,147)      (720,753)
                                                                   -----------    -----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (Deficiency)                            $ 3,785,312    $ 4,239,687
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                   STATEMENTS OF OPERATIONS AND DISTRIBUTIONS

                            IN EXCESS OF NET EARNINGS

                                                                     YEARS ENDED DECEMBER 31,
REVENUES:                                                              2000           1999
--------                                                           -----------    -----------
Rental income                                                      $   579,768    $   561,260
Interest and other income                                                7,378         20,346
                                                                   -----------    -----------
                                                                       587,146        581,606
                                                                   -----------    -----------
EXPENSES:
--------
Depreciation and amortization                                          129,543        117,083
Interest expense                                                       391,556        395,780
Advisor, directors fees and expenses                                    63,295         63,000
Other operating expenses                                                38,444         39,353
Bad debt expense                                                        89,702             --
                                                                   -----------    -----------
                                                                       712,540        615,216
                                                                   -----------    -----------
NET LOSS                                                           $  (125,394)   $   (33,610)
                                                                   ===========    ===========

NET LOSS PER SHARE                                                 $     (0.32)   $     (0.08)
                                                                   ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                    397,600        397,600
                                                                   ===========    ===========
DISTRIBUTIONS IN EXCESS OF NET EARNINGS:

   Beginning of Year                                               $(4,377,552)   $(4,343,942)

   Net loss                                                           (125,394)       (33,610)
                                                                   -----------    -----------
   End of year                                                     $(4,502,946)   $(4,377,552)
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                       2000           1999
                                                                   -----------    -----------
CASH FLOWS FROM OPERATIONS:
--------------------------
Net loss                                                           $  (125,394)   $   (33,610)

Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                       129,543        117,083
   Changes in assets and liabilities:
      Rent and other receivables                                        90,000        (90,000)
      Prepaid expenses                                                      --          5,838
      Accounts payable and accrued expenses                            (42,357)       (63,355)
                                                                   -----------    -----------
Net cash provided by (used for) operating activities                    51,792        (64,044)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
(Increase) decrease in mortgage receivable                                  --        182,500
Property sale related items:
   Nonrefundable purchase deposit received                                  --        375,000
   Cash used for prepaid sales commissions                                  --        (50,000)
   Capital improvements deposit received                                    --        125,000
   Cash paid for capital improvements                                  (60,000)       (65,000)
Purchase of personal property                                         (149,514)            --
                                                                   -----------    -----------
Net cash provided by (used for) investing activities                  (209,514)       567,500
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Payments on long-term borrowings                                      (352,410)      (267,974)

Additions to long-term borrowings                                      125,786        131,246
                                                                   -----------    -----------
Net cash used for financing activities                                (226,624)      (136,728)
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS:
-------------------------
Increase (decrease) during year                                       (384,346)       366,728

Beginning of year                                                      405,149         38,421
                                                                   -----------    -----------
End of year                                                        $    20,803    $   405,149
                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1: ORGANIZATION

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The Trust engages in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.

The historical financial statements presented are prepared under the assumption that the Trust is qualified as a real estate investment trust ("REIT") and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 95% of the Trust's real estate investment trust taxable income and the Trust meets certain other conditions). In the event the Trust does not qualify as a REIT, the Trust would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2000, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At December 31, 2000, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore"). Bayshore was leased to Bayshore Healthcare Services, Inc. ("BHS") through August 31, 1999. BHS is an affiliate of the Trust, as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Effective August 31, 1999, the Purchase and Sale Agreement was amended to provide for a closing date of October 31, 2000 subject to 66.667% shareholder approval of the sale. This approval was obtained in February 2000. Additional details of the sale are disclosed in the Form 8-K filed with the U. S. Securities and Exchange Commission on September 15, 1999. Further, effective September 1, 1999, the Trust entered into a new lease with Watercrest Nursing and Rehabilitation, Inc., a Florida corporation for a term of one year and one month expiring October 31, 2000, unless sooner terminated to accommodate the closing of the sale. The closing date of the sale contract and the aforementioned date of the lease have subsequently been extended to April 3, 2001.

In 1998, the Trust sold Country View and New Life, two properties it owned in Colorado. Effective July 24, 1998, the Trust sold Country View to William E. Harper ("Harper"), an individual not affiliated with the Trust or its Advisor, for $262,500 in accordance with the terms of Commercial Contracts to Buy and Sell Real Estate, dated June 17, 1998, as amended. At closing on July 24, 1998, the Trust received $80,000 in cash and was the payee of two promissory notes (the "Harper Notes"), each dated July 24, 1998, from Harper in the respective original principal amounts of $100,000 and $82,000. On July 16, 1999, the Harper Notes were paid in full and the proceeds were used to pay down on the Florida property mortgage. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. The Trust received $15,000 on August 6, 1998 and the remaining balance of$235,000 in cash at closing on August 24, 1998. The proceeds from the sales of Country View and New Life did not satisfy the outstanding debt related to these facilities.

The Trust's continuing plan of operation for the year ending December 31, 2001 is to sell its remaining property, distribute the proceeds and liquidate the corporation.

The Company's mortgage notes payable matured on November 30, 2000. Approval for an extension will be partly based on approval of the new tenant in the facility. Technically, failure to obtain approval for the new tenant is a default under the documents. Once proper financial and industry references are obtained from the tenant, this default may be cured and the extension requested.

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

(5) INCOME TAXES - As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $1,835,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3: REAL ESTATE PROPERTIES AND LEASES

At December 31, 2000 the Trust owned one nursing home in Florida (the "Florida Property"). Trust management has evaluated the carrying value of the property as reflected on the balance sheet and believes that the remaining net carrying value is realizable.

THE FLORIDA PROPERTY

Effective May 1, 1993, the Trust entered into a five year lease with Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. BHS has the option to renew for an additional five, five-year terms. The first lease renewal option was exercised on May 1, 1998. BHS paid rents totaling $384,112 during 1999.

Effective September 1, 1999, the BHS lease was canceled and a new fourteen month lease was entered into with Watercrest Nursing and Rehabilitation Center, Inc. The termination date has subsequently been extended to `April 3, 2001

The new lease provides for monthly rentals consisting of an equity component of $7,000 and a debt component equal to the amount of the Trust's mortgage payment. Due to an interest rate increase on the mortgage note, the monthly mortgage payments were $41,314 through January 31, 2001, resulting in a monthly lease payment of $48,314 through that date. The monthly lease payment giving effect to the terms resulting from the mortgage negotiation discussed below would be $51,150 effective February 1, 2001.

Future minimum annual lease payments, expected to be received by the Trust on the leased property during the lease term are as follows:

     YEAR ENDED DECEMBER 31,
     -----------------------
     2001 (through April 3, 2001)              $150,614

NOTE 4: MORTGAGE NOTE PAYABLE
                                               12/31/00           12/31/99
                                               --------           --------
Bank mortgage note-Florida Property,
payable in monthly installments of
$41,314, including interest at 9.00%,
through November 30, 2000, at which date
the unpaid balance was due in full.           $4,098,780         $4,325,404

The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note balance on the Colorado Properties was also added and secured, to the extent unpaid by sales of the Colorado Properties, in accordance with the terms of the Forbearance Agreement, by a second mortgage on the Florida Property.

Extension of this note is pending as discussed in Note 1. Additionally, management is negotiating an extension of the mortgage notes effective February 1, 2001. If successful, this would result in extension of the expiration date through June 30, 2001, a revision of the interest rate from 9% fixed to the PNC prime rate plus 1% (currently 9.50%) and monthly payments totaling $44,150. As of this date, the agreement extensions have not been transacted by the bank and the notes remain in default,

NOTE 5: RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Advisor, and affiliates of the Advisor, to provide various services to the Trust in exchange for fees, as follows:

o Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Advisor during 2000 and 1999.

o Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in 2000 or 1999.

Leasing transactions with related parties are described in Note 3.

Under terms of the previous lease agreement, the payment of the real estate taxes were the responsibility of Bayshore Healthcare Services, Inc. ("BHS"), the lessee affiliate of the Advisor, to September 1, 1999. BHS did not pay the taxes for the years 1997, 1998 and 1999.

The Trust borrowed $125,582, including taxes, penalties and interest, to bring the taxes current. The funds were added to the related mortgage. The Trust accepted a promissory note from BHS in the amount of $125,582 plus interest at 10% payable on demand. Since there is no assurance that BHS will have adequate funds to pay the note, management has fully reserved the note and accrued interest through December 31, 2000 as a bad debt. Additionally, amounts previously accrued by the Trust for payment of the related 1997 taxes (approximately $42,000) have been offset against the bad debt expense.

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

NOTE 7: CONTINGENCIES

The purchaser/lessee is responsible for payment of the 2000 property taxes approximating $39,000. In the event the purchaser/lessee defaults on its obligation these taxes will become the liability of the Trust which will pursue their collection from the purchaser/lessee.

The Company's mortgage notes payable matured on November 30, 2000. Approval for an extension will be partly based on approval of the new tenant in the facility. Technically, failure to obtain approval for the new tenant is a default under the documents. Once proper financial and industry references are obtained from the tenant, this default may be cured and the extension requested.

NOTE 8: SUBSEQUENT EVENTS

Management estimates that additional operating losses totaling $10,000 will be incurred through the closing date of April 3, 2000. Management also estimates that the Company will realize a gain on sale of $1,276,000, representing the $5,750,000 sales price net of selling expenses of $790,000 and undepreciated costs of $3,684,000. Management additionally estimates that the net cash residual available for distribution to the shareholders will approximate
$520,000, representing the $5,750,000 sales price net of closing costs of $740,000, mortgage debt service of $4,070,000, application of the $375,000 deposit, and retirement of general corporate obligations totaling $45,000.

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

The sale did not close on April 3, 2001. The buyer/lessee is currently negotiating with PNC to assume the existing mortgages secured by the property. The lease and underlying mortgage payments are current through that date. There can be no assurance that the buyer/lessee will be successful in their negotiations or that in the event they are not successful, attempt return of the deposit.