Form 10QSB
period 2001-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2001-06-26
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of June 11, 2001.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 2000 and March 31, 2001                2

         Statements of Operations -  March 31, 2000 and March 31, 2001        3

         Statement of Cash Flows - March 31, 2000 and March 31, 2001          4

         Notes to Financial Statements - March 31, 2001                       5


Item 2.  Management's Discussion and Analysis or Plan of Operation           13


PART II. Other Information

Item 1 to 6                                                                  19

Signatures                                                                   20

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     (UNAUDITED)     (AUDITED)
ASSETS:                                             -------------   ------------


Real Estate Properties:
Land                                                $    393,195    $   393,195
Building and improvements, net of accumulated
depreciation of $1,543,903 and $1,511,517 at
March 31, 2001 and December 31, 2000, respectively     3,288,928      3,321,314

Prepaid expenses                                          50,000         50,000
Cash and cash equivalents                                 21,654         20,803
                                                    ---------------------------
     TOTAL ASSETS                                   $  3,753,777    $ 3,785,312
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                              $  4,059,632    $ 4,098,780
Accounts payable and accrued expenses                     73,306         65,056
Disputed claims                                           92,623         92,623
Purchase deposits                                        375,000        375,000
                                                    ---------------------------
     TOTAL LIABILITIES                              $  4,600,561    $ 4,631,459

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares
authorized; issued and outstanding, 397,600 shares         3,976          3,976
Paid in Capital                                        3,652,823      3,652,823
Distributions in excess of net earnings               (4,503,583)    (4,502,946)
                                                    ---------------------------
     TOTAL STOCKHOLDERS' EQUITY                         (846,784)      (846,147)
                                                    ---------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  3,753,777    $ 3,785,312
                                                    ===========================


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended March 31, 2001 and March 31, 2000


                                                 THREE MONTHS     THREE MONTHS
                                                ENDED MARCH 31,  ENDED MARCH 31,
                                                     2001             2000
                                                  (UNAUDITED)      (UNAUDITED)
REVENUES:                                       ---------------  ---------------

Rental income                                   $      150,613    $     135,457
Interest income                                            156            4,906
                                                --------------    -------------
              Total revenues                    $      150,769    $     140,362

EXPENSES:


Depreciation and amortization                   $       32,386    $      29,271
Interest expense                                        90,864           97,121
Advisory and other fees                                  7,500            7,500
Directors fees and expenses                              8,250            8,545
Other operating expenses                                12,406           20,123
                                                --------------    -------------
              Total expenses                    $      151,406    $     162,560
                                                --------------    -------------
NET INCOME (LOSS)                               $         (637)   $     (22,198)
                                                ==============    =============
NET INCOME (LOSS) PER SHARE                               0.00    $       (0.06)
                                                ==============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                    397,600          397,600
                                                ==============    =============

Distributions in excess of earnings-
   beginning of period                          $   (4,502,946)   $  (4,377,552)

Net income/(loss)                                         (637)         (22,198)

Distributions during the period
                                                --------------    -------------
Distributions in excess of earnings-
   end of period                                $   (4,503,583)   $  (4,399,749)
                                                ==============    =============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                      THREE MONTHS      THREE MONTHS
                                                     ENDED MARCH 31,   ENDED MARCH 31,
                                                          2001             2000
                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATIONS:                          ---------------   --------------
Net income/(loss)                                    $         (637)   $     (22,198)
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                32,386           29,271

Changes in assets and liabilities:
  Rents and other receivables                                     0         (125,519)
  Prepaid expenses                                                0                0
  Restricted cash                                                 0          328,864
  Accounts payable and accrued expenses                       8,250            5,372
                                                     --------------    -------------
Net cash provided by (used in) operating activities          39,999          215,790
                                                     --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                            (39,148)        (191,219)
                                                     --------------    -------------
Net cash provided by (used in) financing activities         (39,148)        (191,219)
                                                     --------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            851           24,571

CASH AND CASH EQUIVALENTS - Beginning of period              20,803           76,285
                                                     --------------    -------------
CASH AND CASH EQUIVALENTS - End of period            $       21,654    $     100,856
                                                     ==============    =============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001, the Trust has only one property leased. Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include continuing to seek sources to refinance or sell the Florida Property.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At March 31, 2001, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS until September 1, 1999. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Under the terms of the Purchase and Sale Agreement, as amended, the sale is to be closed on or before July 15, 2001. The Trust entered into a lease of Bayshore with an affiliate of the Purchaser, Watercrest Nursing and Rehabilitation Center, Inc. The term of this lease is from September 1,1999 to July 15, 2001, unless earlier terminated by the closing of the sale.

The Trust's continuing plan of operation for the year ending December 31, 2001 is as follows: The Trust intends to own, lease or sell its Property, Bayshore. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. Further, the Trust may recapitalize and extend its life.

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has since been further extended to June 30, 2001 and is currently being negotiated for an additional extension.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At March 31, 2001, the Trust owned one nursing home in Florida (the "Bayshore" or "theFlorida Property").

At March 31, 2001, the net book value of the remaining property is as follows:

                                                                Florida
                                                               Property
                                                               --------
  Cost:
  Land                                                     $    393,195
  Buildings and Improvements                                  4,641,317
  Accumulated Depreciation                                   (1,543,903)

  Net Carrying Value                                       $  3,288,928
                                                           ------------

Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable.

THE FLORIDA PROPERTY

Minimum annual lease payments, including the aforementioned extension, expected to be received by the Trust on its leased property during the lease term is as follows:

                                         Florida
Year Ended December 31,                 Property
-----------------------                 --------
2001                                   $ 332,473
(Assumes final lease payment
through 7/15/01)


NOTE 4:  MORTGAGE NOTES PAYABLE
                                                3/31/01                 12/31/00
                                                -------                 --------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150, including interest at 9.00%, through
March 30, 2001.

                                             $4,060,710               $4,098,780

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

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2001.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2001.

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

NOTE 7:  CONTINGENCIES

Intended Sale of Bayshore and Related Lease
     At January 1, 2000, the Trust hereinafter referred to as the "Seller", and Abraham Shaulson, hereinafter referenced as the "Buyer", had entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as June 3, 1999, which has subsequently been amended five times. Under the Agreement, Seller has agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date has by amendment subsequently been extended to July 15, 2001.

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

     The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to July 15, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month which included such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Interest rate adjustments have brought current lease payments to $51,150 Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of March 31, 2001, Lessee has spent the full $150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

     Conditions to the Buyer's obligation to consummate the Agreement include:

     (i)  no adverse change in Bayshore and the Seller's Assets;
     (ii) Seller's compliance with the terms of the Agreement;
     (iii)Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;
     (iv) no material and adverse litigation affecting Bayshore or the Sellers' Assets;
     (v) the patient census shall not be less than 113 with Medicaid certified beds to be 115 and Medicare certified beds to be 16; and
     (vi) Buyer's receipt of evidence that all cost reports of Seller required to be filed prior to the Closing Date have been timely filed.

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

     Seller indemnifies Buyer for, among others items:

     (i) liabilities and obligations of Seller arising prior to the Closing Date unless otherwise expressly assumed by Buyer;
     (ii) damages or deficiencies resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Seller;
     (iii)any retroactive payments due to the State of Florida or the United States for periods prior to the closing unless specifically assumed by Buyer; and
     (iv) liabilities arising out of the transfer of funds or property by any patient to the Seller prior to the Closing Date.

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

                        Three Months Ended March 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    MARCH 31, 2001 COMPARED TO MARCH 31, 2000

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the three months ended March 31, 2001, rental income increased by $15,156 to $150,613 as compared to $135,457 for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2001 were $32,386 which compares with $29,271 for the three months ended March 31, 2000. These costs are the result of the one remaining property becoming depreciated.

INTEREST EXPENSE. For three months ended March 31, 2001, interest expense totaled $90,864 as compared to $97,121 for the same period in 2000. This decrease in interest expense is the result of principal reduction on mortgages payable.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2001, advisory and other fees totaled $7,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 2001 were $8,250. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended March 31, 2001 were $12,406 which compares with $20,123 for the three months ended March 31, 2000. This decrease was due primarily to lower annual audit costs.

LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $20,803 at December 31, 2000 to $21,654 at March 31, 2001. Accounts payable and accrued expenses increased from $65,056 at December 31, 2000 to $73,306 at March 31, 2001. The increase is the result of the timing of payments of certain operating expenses. Mortgage notes payable decreased from $4,098,780 at December 31, 2000 to $4,059,632 at March 31, 2001. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($4,502,946) at December 31, 2000 to ($4,503,583) at March 31, 2001.

The Trust has relied solely on rental income to pay its expenses in 2001 and 2000. Cash flows provided by operations were $39,999 for the three months ended March 31, 2001 as compared to $215,790 for the same period in 2000. This decrease resulted from receipt of the Bayshore sale deposit in 2000.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Trust had one property remaining, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 30, 2001. The current maturity of all of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

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

Intended Sale of Bayshore and Related Lease
     At January 1, 2000, the Trust hereinafter referred to as the "Seller", and Abraham Shaulson, hereinafter referenced as the "Buyer", had entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as June 3, 1999, which has subsequently been amended five times. Under the Agreement, Seller has agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

     Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

     (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
     (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date has by amendment subsequently been extended to July 15, 2001.

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

     The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to July 15, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month which included such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Interest rate adjustments have brought current lease payments to $51,150. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

     The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of March 31, 2001, Lessee has spent the full $150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

     Conditions to the Buyer's obligation to consummate the Agreement include:

     (i)  no adverse change in Bayshore and the Seller's Assets;
     (ii) Seller's compliance with the terms of the Agreement;
     (iii)Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;

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

     Seller indemnifies Buyer for, among others items:

     (i) liabilities and obligations of Seller arising prior to the Closing Date unless otherwise expressly assumed by Buyer;
     (ii) damages or deficiencies resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Seller;
     (iii)any retroactive payments due to the State of Florida or the United States for periods prior to the closing unless specifically assumed by Buyer; and
     (iv) liabilities arising out of the transfer of funds or property by any patient to the Seller prior to the Closing Date.

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

                                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                                     (Registrant)


Date:  June 22, 2001                     /s/ F. DALE MARKHAM
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)