Form 10QSB
period 2001-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2001-08-13
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of August 6, 2001.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                                      PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)
         Balance Sheets - December 31, 2000 and June 30, 2001                           2

         Statements of Earnings (3 Months) - June 30, 2001 and June 30, 2000            3

         Statement of Cash Flows (3 Months) - June 30, 2001 and June 30, 2000           4

         Statement of Earnings (6 Months) - June 30, 2001 and June 30, 2000             5

         Statement of Cash Flows (6 Months) - June 30, 2001 and June 30, 2000           6

         Notes to Financial Statements - June 30, 2001                                  7


Item 2.  Management's Discussion and Analysis or Plan of Operation                     17


PART II. Other Information

Item 5                                                                                 24

Signatures                                                                             26

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                                June 30,     December 31,
                                                                  2001           2000
Assets:                                                       (Unaudited)     (Audited)
-------                                                       -----------    -----------
Real Estate Properties:
Land                                                          $   393,195    $   393,195
Building and improvements, net of accumulated depreciation
of $1,576,288 and $1,511,517 at June 30, 2001 and
December 31, 2000, respectively                                 3,256,542      3,321,314

Prepaid expenses                                                   50,000         50,000
Cash and cash equivalents                                         132,778         20,803
                                                              --------------------------
               TOTAL ASSETS                                   $ 3,832,515    $ 3,785,312
                                                              ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                                        $ 4,018,215    $ 4,098,780
Accounts payable and accrued expenses                             192,191         65,056
Disputed claims                                                    92,623         92,623
Purchase deposit                                                  375,000        375,000
                                                              --------------------------
               TOTAL LIABILITIES                              $ 4,678,029    $ 4,631,459

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares authorized;         3,976          3,976
issued and outstanding, 397,600 shares
Paid in Capital                                                 3,652,823      3,652,823
Distributions in excess of net earnings                        (4,502,313)    (4,502,946)
                                                              --------------------------
               TOTAL STOCKHOLDERS' EQUITY                        (845,514)      (846,147)
                                                              --------------------------

               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 3,832,515    $ 3,785,312
                                                              ==========================


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION


                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
           For the Three Months Ended June 30, 2001 and June 30, 2000

                                                           Three Months      Three Months
                                                          Ended June 30,    Ended June 30,
                                                                2001             2000
REVENUES:                                                  (Unaudited)       (Unaudited)
--------                                                  --------------    --------------
Rental income                                             $      153,449    $      144,942
Interest income                                           $       10,090    $          784
Other income                                                                        12,879
                                                          --------------    --------------
                        Total revenues                    $      163,539    $      158,605

EXPENSES:
--------

Depreciation and amortization                             $       32,386    $       29,271
Interest expense                                                  91,033            96,665
Advisory and other fees                                            7,500             7,500
Directors fees and expenses                                        9,200             8,250
Other operating expenses                                          22,151             7,307
                                                          --------------    --------------
                       Total expenses                     $      162,270    $      148,993
                                                          --------------    --------------
NET INCOME (LOSS)                                         $        1,269    $        9,612
                                                          ==============    ==============
NET INCOME (LOSS) PER SHARE                                        $0.00             $0.02
                                                          ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                              397,600           397,600
                                                          ==============    ==============

Distributions in excess of earnings-beginning of period   $   (4,503,582)   $   (4,399,749)

Net income/(loss)                                                  1,269             9,612

Distributions during the period
                                                          --------------    --------------
Distributions in excess of earnings-end of period         $   (4,502,313)   $   (4,390,137)
                                                          ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                Three Months      Three Months
                                                               Ended June 30,    Ended June 30,
                                                                    2001              2000
CASH FLOWS FROM OPERATIONS:                                     (Unaudited)       (Unaudited)
--------------------------                                     --------------    --------------
Net income/(loss)                                              $        1,269    $        9,612
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                          32,386            29,271

Changes in assets and liabilities:
  Contract, rents and other receivables                                                 205,519
  Accounts payable and accrued expenses                               118,885            (8,250)
                                                               --------------    --------------
Net cash provided by (used in) operating activities                   152,540           236,151
                                                               --------------    --------------

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------

Purchase of fixed assets                                                               (149,514)
Payments on long-term borrowings                                      (41,416)         (108,475)
                                                               --------------    --------------
Net cash provided by (used in) investing/financing activities         (41,416)         (257,989)
                                                               --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             111,124           (21,838)

CASH AND CASH EQUIVALENTS - Beginning of period                        21,654           100,856
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS - End of period                      $      132,778    $       79,018
                                                               ==============    ==============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
            For the Six Months Ended June 30, 2001 and June 30, 2000

                                                            Six Months        Six Months
                                                          Ended June 30,    Ended June 30,
                                                               2001              2000
REVENUES:                                                  (Unaudited)       (Unaudited)
--------                                                  --------------    --------------
Rental income                                             $      304,062    $      280,399
Interest income                                                   10,246             5,689
Other income                                                                        12,879
                                                          --------------    --------------
                        Total revenues                    $      314,308    $      298,967

EXPENSES:
--------

Depreciation and amortization                             $       64,772    $       58,541
Interest expense                                                 181,897           193,787
Advisory and other fees                                           15,000            15,000
Directors fees and expenses                                       17,450            16,795
Other operating expenses                                          34,558            27,429
                                                          --------------    --------------
                       Total expenses                     $      313,677    $      311,552
                                                          --------------    --------------
NET INCOME (LOSS)                                         $          631    $      (12,585)
                                                          ==============    ==============
NET INCOME (LOSS) PER SHARE                                        $0.00            ($0.03)
                                                          ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                              397,600           397,600
                                                          ==============    ==============

Distributions in excess of earnings-beginning of period   $   (4,502,946)   $   (4,377,552)

Net income/(loss)                                                    631           (12,585)

Distributions during the period
                                                          --------------    --------------
Distributions in excess of earnings-end of period         $   (4,502,315)   $   (4,390,137)
                                                          ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                            Six Months        Six Months
                                                          Ended June 30,    Ended June 30,
                                                               2001              2000
CASH FLOWS FROM OPERATIONS:                                (Unaudited)       (Unaudited)
--------------------------                                --------------    --------------
Net income/(loss)                                         $          631    $      (12,585)
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                     64,772            58,541

Changes in assets and liabilities:
  Contract, rents and other receivables                                0            80,000
  Restricted Cash                                                      0           328,864
  Accounts payable and accrued expenses                          127,135            (2,880)
                                                          --------------    --------------
Net cash provided by (used in) operating activities              192,538           451,940
                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Purchase of fixed assets                                                           149,514
Payments on long-term borrowings                                 (80,563)         (299,693)
                                                          --------------    --------------
Net cash provided by (used in) financing activities              (80,563)         (449,207)
                                                          --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        111,975             2,733

CASH AND CASH EQUIVALENTS - Beginning of period                   20,803            76,285
                                                          --------------    --------------
CASH AND CASH EQUIVALENTS - End of period                 $      132,778    $       79,018
                                                          ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2001, the Trust has only one property leased. On August 6, 2001, this property was sold. See
Note 8, Subsequent Event.

Management's plans include collection of the deferred balance resulting from the sale of the Florida property and consideration of liquidating the trust or recapitalizing the trust.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

At June 30, 2001, the remaining property owned by the Trust is Bayshore Convalescent Center in North Miami, Florida ("Bayshore") Bayshore was leased to BHS until September 1, 1999. BHS is an affiliate of the Trust as it is owned by James R. Sellers, an affiliate of the Advisor. On June 3, 1999, the Trust entered into a Purchase and Sale Agreement to sell Bayshore to Abraham Shaulson for $5,750,000. Effective August 6, 2001, the sale was completed. See Note 8, Subsequent event.

The Trust's continuing plan of operation for the year ending December 31, 2001 is as follows: The Trust intends to collect the deferred balance resulting from the sale of Bayshore. To the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. Further, the Trust may recapitalize and extend its life.

The Company's mortgage notes payable matured on June 20, 1997 and the Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and the Bank entered into Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. Effective July 31, 1998, the Forbearance Agreement was extended to January 31, 1999. It has since been further extended to June 30, 2003. See Note 8, Subsequent Event.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At June 30, 2001, the Trust owned one nursing home in Florida (the "Bayshore" or "theFlorida Property").

At June 30, 2001, the net book value of the remaining property is as follows:

                                                                Florida
                                                               Property
                                                               --------
  Cost:
  Land                                                        $ 393,195
  Buildings and Improvements                                  4,641,317
  Accumulated Depreciation                                    1,576,288

  Net Carrying Value                                         $3,458,224

Trust management has evaluated the carrying value of the Property and believes that the remaining net carrying value of the Property is realizable. See Note 8, Subsequent Event.

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
  (Assumes final lease payment
  through 7/15/01)

See Note 8, Subsequent Event

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                     6/30/01            12/31/00
                                                     -------            --------
  Bank mortgage note-Florida Property,
  payable in monthly installments of $44,150,
  including  interest  rates  varying from 8.0%
  to 9.0% on the basis of Prime plus 1%,
  through June 30, 2001.
                                                  $4,007,438          $4,098,780

The Property is secured by first mortgages, assignments of the lease and rents thereunder. The bank mortgage note balance on the Colorado Properties was also added and secured, to the extent unpaid by sales of the Colorado Properties, in accordance with the terms of the Forbearance Agreement, by a second mortgage on the Florida Property.

The Trust entered into a  Forbearance  Agreement  which is further  discussed in
Note 1. Also see Note 8, Subsequent Event.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

       Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended June 30, 2001.

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

NOTE 7:  SALE OF BAYSHORE AND RELATED LEASE CONTINGENCIES

The Trust hereinafter referred to as the "Seller", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, which has subsequently been amended five times. Under the Agreement, Seller has agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

       Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

       (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
       (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date has by amendment subsequently been extended to July 31, 2001.

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

       The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to July 31, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month which included such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Interest rate adjustments have brought current lease payments to $51,150 Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

       The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of June 30, 2001, Lessee has spent the full
$150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

NOTE 8:  SUBSEQUENT EVENT

SALE OF BAYSHORE
Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599; (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The following recaps the financial terms of the sale in rounded figures:

         Total Selling Price                         5,600,000
         PNC Mortgages (first and second combined)   3,990,000
         Earnest Deposit                               325,000
         Assumption of Medicaid Debt                   250,000
         Third Mortgage Due to Trust                   510,000
         Balance Due From Purchaser                    525,000
         Closing Costs                                  78,000
         Net Cash Proceeds                             447,000

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 immediately and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002.

After considering obligations of the Trust to PNC Bank under the terms of its First and Second Mortgages, Directors of the Trust determined the PNC Bank position would not be endangered by payment of the sales proceeds to Shareholders in the form of a dividend. After adding other cash on hand, the Directors declared a dividend of $1.25 per share to be paid on August 21, 2001 to shareholders of record on August 14, 2001.

TENDER OFFER FOR SHARES

On July 9, 2001, Sutter Opportunity Fund 2 LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expires, unless extended, on August 10, 2001. The purchaser currently owns no shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001.

SIXTH AMENDMENT TO FORBEARANCE AGREEMENT

PNC Bank and the Trust entered into the Sixth Amendment to Forebearance Agreement dated July 9, 2001, but effective June 20, 2001. The Amendment includes (1) an acknowledgement that the loan balances as of June 20, 2001 were $2,824,338 and $1,209,314; (2) the termination date was extended to June 30, 2003; (3) the interest rate was set at the Prime Rate of PNC plus one percent (1%) per annum; (4) monthly payments, regardless of interest rate changes are to be $30,858.00 (1990 Note) and $13,291.67 (1992 Note); and (5) the Trust
acknowledged re-statement of previous provisions of the original Forbearance Agreement dated April 30, 1998, as amended.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                 Three Months and Six Months Ended June 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)    Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     JUNE 30, 2001 COMPARED TO JUNE 30, 2000

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. For the three months ended June 30, 2001, rental income increased by $8,507 to $153,449 as compared to $144,942 for the three months ended June 30, 2000. For the six months ended June 30, 2001, rental income increased by $23,663 to $304,062 as compared to $280,399 for the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 2001 were $32,386 which compares with $29,271 for the three months ended June 30, 2000 and $64,772 for the six months ended June 30, 2001 which compares with $58,541 for the six months ended June 30, 2000. These costs are the result of the one remaining property becoming depreciated.

INTEREST EXPENSE. For three months ended June 30, 2001, interest expense totaled $91,033 as compared to $96,665 for the same period in 2000. For the six months ended June 30, 2001, interest expense totaled $181,897 as compared to $193,787 for the same period in 2000. This decrease in interest expense is the result of principal reduction on mortgages payable and interest rate changes.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended June 30, 2001, advisory and other fees totaled $7,500 and for the six months ended June 30, 2001, advisory and other fees totaled $15,000.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended June 30, 2001 were $9,200 and for the six months ended June 30, 2001, director's fees and expenses were $17,450. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended June 30, 2001 were $22,151 which compares with $7,307 for the three months ended June 30, 2000. For the six months ended June 30, 2001, other operating expenses were $34,558 which compares with $27,429 for the six month period ending June 30, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $20,803 at December 31, 2000 to $132,778 at June 30, 2001. Accounts payable and accrued expenses increased from $65,056 at December 31,

2000 to $192,191 at June 30, 2001. The increase is primarily the result of repayment of a real estate tax advance previously made to Bayshore. Mortgage notes payable decreased from $4,098,780 at December 31, 2000 to $4,018,215 at June 30, 2001. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings decreased from ($4,502,946) at December 31, 2000 to ($4,502,313) at June 30, 2001.

The Trust has relied solely on rental income to pay its expenses in 2001 and 2000. Cash flows provided by operations were $152,540 for the three months ended June 30, 2001 as compared to $236,151 for the same period in 2000.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, the Trust had one property remaining, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 20, 2003. See Item 5, Other Information: regarding the sale of Bayshore

Management's plans include collection of the note in the amount of $510,344 and either liquidating or re-capitalizing the Trust.

Sale of Bayshore and Related Lease

The Trust hereinafter referred to as the "Seller", and Abraham Shaulson, hereinafter referenced as the "Buyer", entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, which has subsequently been amended five times. Under the Agreement, Seller has agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to the Bayshore Convalescent Center ("Bayshore") located at 16650 West Dixie Highway, Miami, Florida. Excepted from the Asset sale is all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

       Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

       (i) $350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
       (ii) The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date has by amendment subsequently been extended to July 31, 2001.

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

       The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to July 31, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month which included such additional amounts that may be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumes the obligation to pay all taxes and other charges which arise out of Bayshore. Interest rate adjustments have brought current lease payments to $51,150. Lessee is responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

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

       The Watercrest Lease requires the Lessee to maintain Bayshore in good order and repair. Lessee is responsible for the cost of any capital additions to Bayshore which shall be deemed a leasehold improvement. The Watercrest Lease further requires the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of June 30, 2001, Lessee has spent the full
$150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee may not create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee may, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee shall provide reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeds $50,000.

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

See Item 5, Other Information, Subsequent Event.

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

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION

ITEM 1 THROUGH 4 AND ITEM 6.  NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

SALE OF BAYSHORE

Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599; (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The following recaps the financial terms of the sale in rounded figures:

         Total Selling Price                          5,600,000
         PNC Mortgages (first and second combined)    3,990,000
         Earnest Deposit                                325,000
         Assumption of Medicaid Debt                    250,000
         Third Mortgage Due to Trust                    510,000
         Balance Due From Purchaser                     525,000
         Closing Costs                                   78,000
         Net Cash Proceeds                              447,000

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 immediately and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002.

After considering obligations of the Trust to PNC Bank under the terms of its First and Second Mortgages, Directors of the Trust determined the PNC Bank position would not be endangered by payment of the sales proceeds to Shareholders in the form of a dividend. After adding other cash on hand, the Directors declared a dividend of $1.25 per share to be paid on August 21, 2001 to shareholders of record on August 14, 2001.

TENDER OFFER FOR SHARES

On July 9, 2001, Sutter Opportunity Fund 2 LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expires, unless extended, on August 10, 2001. The purchaser currently owns no shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001.

SIXTH AMENDMENT TO FORBEARANCE AGREEMENT

PNC Bank and the Trust entered into the Sixth Amendment to Forebearance Agreement dated July 9, 2001, but effective June 20, 2001. The Amendment includes (1) an acknowledgement that the loan balances as of June 20, 2001 were $2,824,338 and $1,209,314; (2) the termination date was extended to June 30, 2003; (3) the interest rate was set at the Prime Rate of PNC plus one percent (1%) per annum; (4) monthly payments, regardless of interest rate changes are to be $30,858.00 (1990 Note) and $13,291.67 (1992 Note); and (5) the Trust
acknowledged re-statement of previous provisions of the original Forbearance Agreement dated April 30, 1998, as amended.

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

                                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                  (Registrant)


Date:    August 6, 2001                  /S/ F. DALE MARKHAM
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)