Form 10QSB
period 2001-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2001-11-14
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of November 9, 2001.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                                          PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 2000 and September 30, 2001                          2

         Statements of Earnings (3 Months) - September 30, 2001 and September 30, 2000      3

         Statement of Cash Flows (3 Months) - September 30, 2001 and September 30, 2000     4

         Statement of Earnings (9 Months) - September 30, 2001 and September 30, 2000       5

         Statement of Cash Flows (9 Months) - September 30, 2001 and September 30, 2000     6

         Notes to Financial Statements - September 30, 2001                                 7


Item 2.  Management's Discussion and Analysis or Plan of Operation                         12


PART II. Other Information

Item 5                                                                                     15

Signatures                                                                                 16

                   HEALTHCARE INVESTORS OF AMERICA, INC.

                                FORM 10-QSB

                       PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  2001           2000
ASSETS:                                                        (Unaudited)    (Audited)
                                                              -------------  ------------
Real Estate Properties:
Land                                                          $        --    $   393,195
Building and improvements, net of accumulated depreciation
of $0 and $1,511,517 at September 30, 2001 and
December 31, 2000, respectively                                                3,321,314

Prepaid expenses                                                                  50,000
Contract receivable                                             4,489,432
Cash and cash equivalents                                          73,204         20,803
                                                              --------------------------
               TOTAL ASSETS                                   $ 4,562,636    $ 3,785,312
                                                              ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                                        $ 3,990,100    $ 4,098,780
Accounts payable and accrued expenses                              25,350         65,056
Disputed claims                                                   126,179         92,623
Purchase deposit                                                                 375,000
Deferred gain                                                     544,536
                                                              --------------------------
               TOTAL LIABILITIES                              $ 4,686,165    $ 4,631,459

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares authorized;
issued and outstanding, 397,600 shares                              3,976          3,976
Paid in Capital                                                 3,652,823      3,652,823
Distributions in excess of net earnings                        (3,780,328)    (4,502,946)
                                                              --------------------------
               TOTAL STOCKHOLDERS' EQUITY                        (123,529)      (846,147)
                                                              --------------------------

               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 4,562,636    $ 3,785,312
                                                              ==========================


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
      For the Three Months Ended September 30, 2001 and September 30, 2000

                                                            Three Months       Three Months
                                                          Ended Sept. 30,    Ended Sept. 30,
                                                               2001               2000
REVENUES:                                                   (Unaudited)        (Unaudited)
                                                          ---------------    ---------------
Rental income                                             $        51,150    $       144,942
Gain on sale of assets                                          1,229,018
Other income                                                       67,000
Interest income                                                     5,002              1,012
                                                          ---------------    ---------------
                        Total revenues                    $     1,352,170    $       145,954

EXPENSES:

Depreciation and amortization                             $        10,795    $        29,271
Interest expense                                                   30,137             90,319
Advisory and other fees                                            67,500              7,500
Directors fees and expenses                                         8,288              8,250
Other operating expenses                                           16,463              4,053
                                                          ---------------    ---------------
                     Total expenses                       $       133,183    $       139,393
                                                          ---------------    ---------------
NET INCOME (LOSS)                                         $     1,218,987    $         6,561
                                                          ===============    ===============
NET INCOME (LOSS) PER SHARE                               $          3.07    $          0.02
                                                          ===============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                               397,600            397,600
                                                          ===============    ===============

Distributions in excess of earnings-beginning of period   $    (4,502,316)   $    (4,390,137)

Net income/(loss)                                               1,218,987              6,561

Distributions during the period                                  (497,000)
                                                          ---------------    ---------------
Distributions in excess of earnings-end of period         $    (3,780,328)   $    (4,383,576)
                                                          ===============    ===============



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                      Three Months       Three Months
                                                                    Ended Sept. 30,    Ended Sept. 30,
                                                                          2001               2000
CASH FLOWS FROM OPERATIONS:                                           (Unaudited)        (Unaudited)
                                                                    ---------------    ---------------
Net income/(loss)                                                   $     1,218,987    $         6,561
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Gain on sale of assets                                                   (1,229,018)
Depreciation and amortization                                                10,795             29,271

Changes in assets and liabilities:
  Prepaid expenses                                                           50,000
  Accounts payable and accrued expenses                                    (133,285)            12,915

Net cash provided by (used in) operating activities                         (82,521)            48,747
                                                                    ---------------    ---------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Disposition of real estate properties                                     5,412,497
Contract receivable                                                      (4,489,432)
Purchase deposit                                                           (375,000)
Payments on long-term borrowings                                            (28,115)           (34,822)
Shareholder dividends                                                      (497,000)
                                                                    ---------------    ---------------
Net cash provided by (used in) investing and financing activities            22,950            (34,822)


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            (59,571)            13,925

CASH AND CASH EQUIVALENTS - Beginning of period                             132,775             79,017
                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS - End of period                           $        73,204    $        92,942
                                                                    ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
       For the Nine Months Ended September 30, 2001 and September 30, 2000

                                                            Nine Months        Nine Months
                                                          Ended Sept. 30,    Ended Sept. 30,
                                                                2001               2000
REVENUES:                                                   (Unaudited)        (Unaudited)
                                                          ---------------    ---------------
Rental income                                             $       355,212    $       425,341
Gain on sale of assets                                          1,229,018             12,879
Other income                                                       67,000
Interest Income                                                    15,248              6,701
                                                          ---------------    ---------------
                        Total revenues                    $     1,666,478    $       444,921

EXPENSES:

Depreciation and amortization                             $        75,567    $        87,812
Interest expense                                                  212,034            284,105
Advisory and other fees                                            82,500             22,500
Directors fees and expenses                                        25,738             25,045
Other operating expenses                                           51,021             31,482
                                                          ---------------    ---------------
                     Total expenses                       $       446,860    $       450,945
                                                          ---------------    ---------------
NET INCOME (LOSS)                                         $     1,219,619    $        (6,024)
                                                          ===============    ===============
NET INCOME (LOSS) PER SHARE                               $          3.07    $         (0.02)
                                                          ===============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                               397,600            397,600
                                                          ===============    ===============

Distributions in excess of earnings-beginning of period   $    (4,502,946)   $    (4,377,552)

Net income/(loss)                                               1,219,619             (6,024)

Distributions during the period                                  (497,000)
                                                          ---------------    ---------------
Distributions in excess of earnings-end of period         $    (3,780,328)   $    (4,383,576)
                                                          ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                      Nine Months        Nine Months
                                                                    Ended Sept. 30,    Ended Sept. 30,
                                                                          2001               2000
CASH FLOWS FROM OPERATIONS:                                           (Unaudited)        (Unaudited)
                                                                    ---------------    ---------------
Net income/(loss)                                                   $     1,219,619    $        (6,024)
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Gain on sale of assets                                                   (1,229,018)
Depreciation and amortization                                                75,567             87,812

Changes in assets and liabilities:
  Rents and other receivables                                                                   80,000
  Prepaid expenses                                                           50,000
  Accounts payable and accrued expenses                                      (6,152)            10,035
                                                                     --------------    ---------------
Net cash provided by (used in) operating activities                         110,016            171,823

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Disposition of real estate properties                                     5,412,497
Reduction of restricted cash                                                                   328,864
Contract receivable                                                      (4,489,432)
Acquisition of personal property                                                              (149,513)
Purchase deposit                                                           (375,000)
Payment of long-term borrowings                                            (108,680)          (334,517)
Shareholder dividends                                                      (497,000)
                                                                     --------------    ---------------

Net cash provided by (used in) investing and financing activities           (57,615)          (155,166)
                                                                     --------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         52,401             16,657

CASH AND CASH EQUIVALENTS - Beginning of period                              20,803             76,285
                                                                     --------------    ---------------

CASH AND CASH EQUIVALENTS - End of period                               $    73,204    $        92,942
                                                                     ==============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2001, the Trust owns no real estate and has one mortgage receivable due July 31, 2002. On August 6, 2001, the remaining property then owned, Bayshore Convalescent Center in North Miami, Florida, ("Bayshore" or "the Florida Property") was sold.

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

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. The Forbearance Agreement has been extended several times, currently to June 30, 2003. See Note 9, Sixth Amendment to Forbearance Agreement.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

During the period ending September 30, 2001, the Trust sold its remaining property, a nursing home in Florida (the "Bayshore" or "theFlorida Property"). See Note 7, Sale of Bayshore

NOTE 4:  MORTGAGE NOTES PAYABLE

In connection with the sale of the Florida property (See Note 7), the Trust attempted to secure consent to the transfer and assumption of the PNC debt by the Purchaser. This consent was not secured. See Note 7: Sale of Bayshore

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $77,500 to the Advisor during the period ended September 30, 2001. This included a contractual disposition fee of $70,000.

     Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred the above referenced $70,000 disposition fees in the third quarter of 2001.

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

NOTE 7:  SALE OF BAYSHORE

Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599. (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, the PNC mortgage payments due on August 20, 2001 and September 20, 2001. Trust management and Prime have each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2001; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The following recaps the financial terms of the sale in rounded figures:

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. The payments due on August 31, 2001 and September 30, 2001 were timely made.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002.

After considering obligations of the Trust to PNC Bank under the terms of its First and Second Mortgages, Directors of the Trust determined the PNC Bank position would not be endangered by payment of the sales proceeds to Shareholders in the form of a dividend. After adding other cash on hand, the Directors declared a dividend of $1.25 per share to be paid on August 21, 2001 to shareholders of record on August 14, 2001. This dividend was paid by the Trust's transfer agent on August 20, 2001.

8.  TENDER OFFER FOR SHARES

On July 9, 2001, Sutter Opportunity Fund 2 LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expired, unless extended, on August 10, 2001. The purchaser then owned no shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001. The tender offer expired by its terms and shareholders holding 31,489.31 shares of Trust stock sold their shares to Sutter.

9. SIXTH AMENDMENT TO FORBEARANCE AGREEMENT

PNC Bank and the Trust entered into the Sixth Amendment to Forbearance Agreement dated July 9, 2001, and effective June 20, 2001. The Amendment included (1) an acknowledgement that the loan balances as of June 20, 2001 were $2,824,338 and $1,209,314; (2) the termination date was extended to June 30, 2003; (3) the interest rate was set at the Prime Rate of PNC plus one percent (1%) per annum;
(4) monthly payments, regardless of interest rate changes are to be $30,858.00 (1990 Note) and $13,291.67 (1992 Note); and (5) the Trust acknowledged re-statement of previous provisions of the original Forbearance Agreement dated April 30, 1998, as amended. See Note 7 above re Notice of Default from PNC Bank.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

              Three Months and Nine Months Ended September 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

SALE OF BAYSHORE. Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599. (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, the PNC mortgage payments due on August 20, 2001 and September 20, 2001. Trust management and Prime have each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2001; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The following recaps the financial terms of the sale in rounded figures:

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. The payments due on August 31, 2001 and September 30, 2001 were timely made.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002.

After considering obligations of the Trust to PNC Bank under the terms of its First and Second Mortgages, Directors of the Trust determined the PNC Bank position would not be endangered by payment of the sales proceeds to Shareholders in the form of a dividend. After adding other cash on hand, the Directors declared a dividend of $1.25 per share to be paid on August 21, 2001 to shareholders of record on August 14, 2001. This dividend was paid by the Trust's transfer agent on August 20, 2001.

RENTAL INCOME. The Trust has historically derived its primary revenues from the leasing of facilities to healthcare providers. With the completion of the sale of Bayshore, the only revenue remaining is the mortgage receivable payment due from the Purchaser. For the three months ended September 30, 2001, rental income was $51,150; gain on sale of the Bayshore asset was $1,229,018; other income was $67,000; for total revenues of $1,352,170. This compared with $145,954 for the three months ended September 30, 2000. For the nine month period ended September 30, 2001, total revenues were $1,666,478 which compares with $444,921 for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2001 were $10,795 which compares with $29,271 for the three months ended September 30, 2000 and $75,567 for the nine months ended September 30, 2001 which compares with $87,812 for the nine months ended June 30, 2000. These decreases for the current period when compared with the previous periods are the result of the one remaining property being sold during the current period.

INTEREST EXPENSE. For three months ended September 30, 2001, interest expense totaled $30,137 as compared to $90,319 for the same period in 2000. For the nine months ended September 30, 2001, interest expense totaled $212,034 as compared to $284,105 for the same period in 2000. Again these decreases in interest expense are the result of the sale of the one remaining property during the current period.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended September 30, 2001, advisory and other fees totaled $77,500 and for the nine months ended September 30, 2001, advisory and other fees totaled $82,500. In addition to the $2,500 per month paid to the Advisor, the current period included payment of a contractual disposition fee of $70,000.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended September 30, 2001 were $8,288 and for the nine months ended September 30, 2001, director's fees and expenses were $25,738. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of maintenance and administrative costs. Other operating costs for the three months ended September 30, 2001 were $16,463 which compares with $4,053 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, other operating expenses were $51,021 which compares with $31,482 for the nine month period ending June 30, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

Cash increased from $20,803 at December 31, 2000 to $73,204 at September 30, 2001. The Contract Receivable of $4,489,432 was added resulting from the deferred balance due from the Purchaser in the Bayshore sale. Accounts payable and accrued expenses decreased from $65,056 at December 31, 2000 to $25,350 at September 30, 2001. These decreases were primarily the result of repayment of a real estate tax advance previously made to Bayshore. Mortgage notes payable decreased from $4,098,780 at December 31, 2000 to $3,990,100 at September 30, 2001. This decrease takes into consideration the continued accounting for the balance due PNC Bank after the sale of Bayshore. Payment in full of the balance due PNC continues to be the responsibility of the Trust even though the Bayshore purchaser has agreed to complete this payment on or before July 31, 2002. Distributions in excess of net earnings decreased from ($4,502,946) at December 31, 2000 to ($3,780,328) at September 30, 2001. This decrease resulted from application of the Bayshore gain on sale and payment of the dividend provided by Bayshore sales proceeds.

The Trust has relied solely on rental income to pay its expenses in 2001 and 2000. During the three months ended September 30, 2001, cash flows provided by operations and cash flows from investing and financing activities were impacted by the sale of the remaining property and the resulting establishment of a $510,334 contract receivable. Thus, for the three months ended September 30, 2001, net cash used in operating activities was $82,521 as compared to $48,747 net cash provided by operating activities for the same period in 2000. The Bayshore sale further caused cash flows from investing and financing activities to change from $34,822 net cash used in the nine months ending September 30, 2000 to $22,950 net cash provided in the three months ended September 30, 2001.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, the Trust had sold its one property remaining and set up a contract receivable, thus limiting cash flows available to pay operating expenses.

Management's plans include collection of the note in the amount of $510,344 and either liquidating or re-capitalizing the Trust.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION


ITEM 1 THROUGH ITEM 6.  NOT APPLICABLE.

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

                                         HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                    (Registrant)


Date: November 9, 2001                   /s/ F. DALE MARKHAM
                                         ---------------------------------------
                                         F. Dale Markham
                                         Director, President and Chief Financial
                                         Officer (Principal Executive, Financial
                                         and Accounting Officer)