Form 10KSB
period 2001-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2002-04-17
CIK 810836

content="text/html; charset=iso-8859-1"> Healthcare Investors of America, Inc. Form 10-KSB 2001
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File Number 33-11863

HEALTHCARE INVESTORS OF AMERICA, INC. (Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	86-0576027 (IRS Employer Identification No.)

2940 N. Swan Rd., Suite 212 Tucson, Arizona (Address of principal executive offices)	85712 (Zip Code)

(520) 326-2000 (Issuer’s telephone number, including area code)

2940 N. Swan Rd., Suite 212 Tucson, Arizona 85712 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $.01 Par Value – 397,600 shares as of __________, 2002.

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

During 2001, the Trust owned the real property, fixtures and improvements used in connection with the operation of a long term care facility located in Florida known as Bayshore Convalescent Center ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located at 16650 West Dixie Highway in North Miami Beach, Florida, which was acquired in March 1988 and sold on August 6, 2001.

2. Sale of Bayshore and Related Lease
At January 1, 2001, the Trust hereinafter referred to as the "Seller", and Abraham Shaulson, ("Shaulson") sometimes hereinafter referenced as the "Buyer", had entered into a Purchase and Sale Agreement (the "Original Agreement"), dated as of June 3, 1999, which was subsequently amended six times. Under the Agreement, Seller agreed to sell all of the real estate, personal property, inventory, trademarks and other intangibles, and patient contracts (collectively, the "Assets") to Buyer with respect to Bayshore. Excepted from the Asset sale was all cash, accounts receivables, prepaid expenses, notes receivable and personal property of the residents at Bayshore.

Buyer agreed to pay Seller $5,750,000 (the "Purchase Price") for Sellers' Assets as follows:

(i)	$350,000 (the "Deposit") from Buyer to Seller as a nonrefundable deposit except in the event of a default by Seller under the Agreement; and
(ii)	The balance of the purchase price due on the closing date scheduled on or before October 31, 2000 (the "Closing Date"). The Closing Date was by multiple amendments subsequently extended to August 6, 2001.

With the execution of an Amendment dated August 31, 1999, the Buyer deposited $150,000 into a separate interest bearing account of Seller. The proceeds in this account were for capital improvements to Bayshore, as described in the Agreement. Buyer completed these improvements and the funds were remitted to Buyer.

Pending the closing of the sale under the Agreement, Seller agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), are as follows:

The initial term of the Watercrest Lease commenced September 1, 1999 and ended October 31, 2000, which the parties extended to July 31, 2001. The base rent for Bayshore was $48,314 per month payable on the 20th day of each calendar month plus such additional amounts that would be necessary to cover the debt service under the loan agreement between the Registrant and any mortgagee of Bayshore. Lessee assumed the obligation to pay all taxes and other charges which arose out of Bayshore. Lessee was responsible for all utilities, insurance premiums related to the premises including a $2,000 monthly insurance administration fee due the Registrant for monitoring the insurance coverage of Bayshore.

In the event of a partial condemnation or damage to or destruction of Bayshore, which would not render Bayshore unsuitable for its primary intended use, the rent was to be abated to the extent that it was fair, just and equitable to both the Registrant and Lessee. The primary intended use of the property is as a health care facility licensed for skilled and intermediate long-term nursing services. Lessee covenanted in the Lease to operate Bayshore in accordance with the primary intended use and to maintain its qualifications for licensure and accreditation. Under the Watercrest Lease, Lessee could enter into a management agreement with the prior written consent of the Registrant and any mortgagee of Bayshore, subject to the payment of the management fees being subordinate to all sums due under the Lease.

The Watercrest Lease required the Lessee to maintain Bayshore in good order and repair. Lessee was responsible for the cost of any capital additions to Bayshore which were deemed a leasehold improvement. The Watercrest Lease further required the Lessee to spend the $150,000 referred to above on improvements to Bayshore. As of December 31, 2000, Lessee had spent the full $150,000 primarily on computer equipment, floor coverings, window frame and glass replacements and exterior painting. Lessee was not to create or allow to remain on the premises of Bayshore any lien or encumbrance on Bayshore. Lessee could, however, contest any taxes, insurance requirements, liens or encumbrances so long as Lessee provided reasonable security in the event any such lien, taxes, insurance requirements or encumbrance exceeded $50,000.

Lessee was required to maintain all-risk insurance in an amount equal to the replacement costs of Bayshore, boiler insurance, business interruption insurance covering the Registrant's risk of loss, comprehensive public liability insurance in an amount not less than $4 million per occurrence for injuries and $2 million for property damage, malpractice insurance in an amount of not less than $5 million for each person and $10 million for each occurrence, and flood insurance as Bayshore lies in a flood plain area. Effective November 1, 2000, the required liability insurance has become unavailable in the state of Florida at any cost less than that which would be considered self-insurance. Thus, liability coverage was not provided for the property with the risk that any significant judgment related to the property would not be able to be satisfied by the Lessee or the Registrant.

Insurance proceeds as a result of loss or damage to Bayshore were payable to the Registrant for reconstruction or repair of Bayshore. If Bayshore were totally or substantially destroyed from a risk covered by insurance, Lessee, subject to the rights of any mortgagee, would have the option to restore Bayshore or acquire Bayshore at fair market value or terminate the Watercrest Lease. If Bayshore were destroyed from a risk not covered by insurance, the Registrant could elect to restore Bayshore or absent such an election Lessee could terminate the Lease.

A partial condemnation of Bayshore so long as Bayshore was not rendered unsuitable for its primary intended use, would not cause a termination of the Watercrest Lease. If the condemnation caused Bayshore to be rendered unsuitable for its primary intended use, then Lessee had the right to restore Bayshore at its own expense, to acquire Bayshore for fair market value or terminate the Watercrest Lease. In the event Lessee or its affiliate purchased Bayshore, any condemnation award would belong to Lessee, otherwise the award would belong to the Registrant.

An event of default would occur upon:

(i)	the existence of an event of default under any other lease between the Registrant and Lessee;
(ii)	failure of Lessee to make a rental payment under the Watercrest Lease and such failure were to continue for a period of 10 days after receipt of written notice;
(iii)	Lessee's failure to observe or perform any other term, covenant or condition of the Watercrest Lease and such failure was not cured within 30 days after receipt of notice;
(iv)	bankruptcy of Lessee;
(v)	voluntary cessation of operations by Lessee at Bayshore for a period of longer than 30 days; or
(vi)	failure of Lessee to provide financial statements or copies of required licensing information, to maintain quarterly cash flow of not less than 125% of minimum rent or to operate Bayshore for its primary intended use.

If an event a default would have occurred and be continuing, the Registrant could terminate the Watercrest Lease. The Registrant could not remove Lessee from Bayshore until the Registrant provided for a substitute operator acceptable to any Bayshore mortgagee. Notwithstanding termination of the Watercrest Lease, Lessee was responsible for all rent due and payable with respect to Bayshore. In addition, if an event of default would have occurred and be continuing the Registrant could require Lessee to purchase Bayshore for the Purchase Price plus all rent then due and payable. If Lessee had failed to perform under the Watercrest Lease and was removed from Bayshore, such action by the Registrant would not be deemed an eviction of Lessee.

Lessee agreed to indemnify the Registrant against all liabilities arising from the operation of Bayshore. Lessee could not, without the prior written consent of the Registrant and any mortgagee, assign the Lease or sublet any part of Bayshore.

Effective August 31, 1999, the Registrant purchased from BHS all the personal property used at Bayshore. The Lessee did not pay any consideration for the personal property and upon termination of the Watercrest Lease, all the personal property would be deemed owned by the Registrant.

The Registrant agreed to indemnify the Lessee from:

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

In the event either Medicaid or Medicare withheld, recouped or offset any payment due the Lessee for claims arising prior to the effective date of the Watercrest Lease, the Registrant agreed to immediately reimburse Lessee for such withholding, recoupment or offset. Notwithstanding other terms of the Watercrest Lease, the Lessee could offset any payments that the Registrant failed to make in this situation from the monthly rent and insurance administration fee. Any amounts due to the Lessee from the Registrant as a result of the unreimbursed Medicaid or Medicare payments would bear interest at 10% per annum until paid by the Registrant to the Lessee.

One of the principal conditions to the closing of the sale of Bayshore was the shareholder approval of the sale by the Registrant's shareholders. If Sellers had not obtained shareholder approval at least six (6) months prior to the end of the Watercrest Lease, Buyer had the option to extend the Watercrest Lease for three one-year renewal terms with a rent increase equal to the consumer price index increase for the preceding twelve (12) months. Such shareholder approval was received and on February 10, 2000, the Trust Board of Directors accepted the Inspector of Elections count of 271,162.4806 shares voted for as an appropriate number of votes in excess of the required two-thirds super majority.

Under the terms of the Agreement, Buyer was required to file applications for the appropriate licenses to operate Bayshore with the applicable licensing agencies by September 30, 1999, with all licenses to be issued on or before December 31, 1999. This was accomplished effective September 1, 1999. Buyer further agreed to indemnify and hold Seller harmless from all liabilities arising in connection with the operation of Bayshore from and after the date of the Watercrest Lease until the Closing Date.

The Agreement contained Seller’s representations and warranties related to, among others:

(i)	due organization and existence;
(ii)	authorization of the Agreement;
(iii)	good title to the real and personal property of Bayshore;
(iv)	the operating condition of the buildings and appurtenances on the real estate;
(v)	proper licensing for operation of Bayshore as a 150 bed nursing home;
(vi)	payment of real estate taxes;
(vii)	fair presentation of the financial condition and results of operations of Bayshore as contained in the financial statements Seller had delivered to Buyer;
(viii)	no pending labor problems with the existing union at Bayshore;
(ix)	no material and adverse litigation with respect to Bayshore;
(x)	proper filing of all taxes, tax returns and cost reports;
(xi)	sufficient insurance coverage with respect to Bayshore; and
(xii)	no environmental claims.

The Agreement contained Buyer's warranties and representations related to due organization and existence, and proper authorization of the Agreement, among others.

Conditions to the Buyer's obligation to consummate the Agreement included:

(i)	no adverse change in Bayshore and the Seller’s Assets;
(ii)	Seller’s compliance with the terms of the Agreement;
(iii)	Buyer's receipt of a commitment to finance the Assets on terms reasonably acceptable to Buyer;
(iv)	no material and adverse litigation affecting Bayshore or the Sellers' Assets;
(v)	the patient census were not to be less than 113 with Medicaid certified beds to be 115 and Medicare certified beds to be 16; and
(vi)	Buyer's receipt of evidence that all cost reports of Seller required to be filed prior to the Closing Date were timely filed.

Conditions to the Seller’s obligation to close the sale of Bayshore included Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Seller’s receipt of shareholder approval of the sale of Seller’s Assets.

Closing adjustments to the Purchase Price were to include proration of:

(i)	real estate taxes;
(ii)	water, sewage and electricity charges;
(iii)	fees for customer annual or periodic licenses and permits;
(iv)	employee wages and related payroll taxes and expenses; and
(v)	charges on service and maintenance agreements.

Seller was also to be responsible for the payment of real estate brokerage commissions. Buyer and Seller were to pay equally all closing costs including documentary stamp taxes, county surtax, recording fees and title insurance premiums.

Seller indemnified Buyer for, among others items:

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

Buyer indemnified Seller for, among other items:

(i)	liabilities of Seller arising after the Closing Date and expressly assumed by Buyer or relating to the operation of Bayshore by Buyer; or
(ii)	any damage or deficiency resulting from any misrepresentation, breach of warranty or nonfulfillment of any obligation on the part of Buyer under the Agreement.

Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they came due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599. (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") of which Shaulson is a member, (i) that there was a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC’s rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserved its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, the PNC mortgage payments due on August 20, 2001 and through March 20, 2002. Following receipt of the September 5, 2001 letter from PNC, Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management’s offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The financial terms of the sale in rounded amounts follows:

Total Selling Price	$5,600,000
Less:
PNC Mortgages (first and second combined)	3,990,000
Earnest Deposit	325,000
Assumption of Medicaid Debt	250,000
Third Mortgage Due to Trust	510,000
Closing Costs	78,000

Net Cash Proceeds at Closing	$ 447,000

The actual amount of the Note secured by the Third Mortgage due the Trust was $510,334.08 at the sale closing. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. The payments due from August 31, 2001 and through February 28, 2002 were timely made.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002.

After considering obligations of the Trust to PNC Bank under the terms of its First and Second Mortgages, Directors of the Trust determined the PNC Bank position would not be endangered by payment of the sales proceeds to Shareholders in the form of a dividend. After adding other cash on hand, the Directors declared a dividend of $1.25 per share to be paid on August 21, 2001 to shareholders of record on August 14, 2001. The Trust paid this dividend on August 20, 2001.

On February 4, 2002, PNC Bank sent Notice of Acceleration ("the Acceleration Notice") to the Registrant and to Prime. PNC declared all amounts owed to be fully accelerated, and immediately due and payable. As of January 23, 2002, the outstanding balances due on the PNC Bank Notes totaled $3,883,960. Demand was made for payment in full by February 11, 2002. Prime has continued to make regular monthly payments due on the 20th of each month and PNC has continued to accept such payments.

On March 11, 2002, PNC Bank filed a foreclosure action for Bayshore in PNC Bank v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortious interference by Prime, Shaulson, the Advisor, Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the Advisor, Heritage, Sellers and Dale Markham ("Markham"), the Chairman and President of the Trust, in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime. PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. To date, the Trust has not answered the Complaint but intends to defend this action. Trust management at this early stage of the Foreclosure Suit cannot make a determination as to the outcome of the Foreclosure Suit, however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

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

After a number of attempts to privately negotiate a sale of New Life, the Trust determined that a sale by advertised auction was the best available method to relieve the Trust of the financial burden of this property. Effective August 6, 1998, the Trust sold New Life at auction to Continuum Health Partnership, Inc. ("Continuum"), a Colorado corporation not affiliated with the Trust or its Advisor, for $250,000 in accordance with the terms of that certain Commercial Contract to Buy and Sell Real Estate (the "New Life Sales Contract"), dated August 6, 1998. The Trust received the sum of $250,000 in cash at closing on August 24, 1998. Neither the proceeds from the sales of Country View and New Life nor the Note payments on the Harper Notes satisfied the outstanding debt related to these facilities but PNC approved the sales and the proceeds were used to reduce the PNC loan balances.

4. Advisory Agreement
The Trust currently has a contract for advisory services with HACG. The general partner of HACG is Heritage Advisory Corporation ("Heritage"). The stock of Heritage is owned by James R. Sellers, an affiliate of BHS, the former lessee of Bayshore.

5. PNC Debt and Forbearance
Debt: On February 4, 2002, PNC Bank sent Notice of Acceleration to the Registrant and to Prime. PNC declared all amounts owed to be fully accelerated, and immediately due and payable. As of January 23, 2002, the outstanding balances due on the PNC Bank Notes totaled $3,883,960. Demand was made for payment in full by February 11, 2002. Prime has continued to make regular monthly payments due on the 20th of each month and PNC has continued to accept such payments. See Item 1, Business; General Development of Business; and Sale of Bayshore and Related Lease.

Forbearance: The Trust’s mortgage notes payable matured on June 20, 1997 and PNC Bank demanded payment in full by letter dated August 15, 1997. In that connection, the Trust and PNC Bank entered into a Forbearance Agreement (the "Forbearance Agreement") dated as of April 30, 1998.

Under the Forbearance Agreement, PNC Bank originally agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefor, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of PNC Bank from $1,000,000 to $1,681,170.45, a portion of the security of which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offsets or claims it may have as of the date of the Forbearance Agreement against PNC Bank related to the outstanding debt of the Trust to PNC Bank. The Forbearance Agreement further required the Trust to market the Country View Care Center, Longmont, Colorado and the New Life Care Center, Greeley, Colorado, (collectively, the "Colorado Properties") and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or had a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and PNC Bank. The Trust completed the sale of the last of the Colorado Properties on August 24, 1998. The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and has no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of PNC Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term, covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to PNC Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to PNC Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then PNC Bank could terminate its forbearance. PNC Bank extended the Forbearance Agreement initially until January 31, 1999 and subsequently to November 31, 2000. PNC Bank last extended the Forbearance Agreement on June 20, 2001 to June 20, 2003, which PNC Bank, as a part of the Foreclosure Suit, seeks to set aside.

The Trust's continuing plan of operation for the 2002 fiscal year (ending December 31, 2002) is as follows: The Trust intends to collect the balance due from Prime on the Note in the original amount of $510,334. Assuming the PNC loans have then been repaid by Prime, and PNC Bank has dismissed the Foreclosure Suit, the Trust intends to distribute available funds to shareholders after payment of Trust expenses and liquidate. If it is determined to be in the best interest of shareholders, and if an opportunity to re-capitalize presents itself, to the extent it has funds available for investment (it currently has no such funds available and no plans for raising such funds), it will invest primarily in healthcare related properties, including long term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust may also invest in commercial, industrial and residential income producing real properties through similar means. Since the Trust has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, which is very remote. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Information About Industry Segments

When financial resources are available, the Trust's primary business and industry segment is to invest in healthcare related real properties, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals, and substance abuse recovery centers through acquisitions, joint ventures and mortgage loans. The Trust also may invest in commercial, industrial, and residential income-producing properties through similar means. If the Trust does not re-capitalize, the Trust will proceed with liquidation and disbursement of available funds to shareholders.

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

The investment objectives of the Trust are (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders original invested capital. When and if financial resources are available, the Trust intends to invest primarily in healthcare related property, including long-term care facilities, assisted living facilities, medical office buildings, retirement housing facilities, psychiatric hospitals and substance abuse recovery centers through acquisitions, joint ventures, and mortgage loans. The Trust also may invest in commercial, industrial and residential income producing real properties through similar means. To the extent funds are not fully invested in real properties or mortgage loans, the Trust may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers’ acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies. If no determination is made to re-capitalize the Trust, it will liquidate and disburse any remaining funds, after payment of Trust expenses, including the PNC Bank indebtedness, to shareholders.

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

The Trust, as of December 31, 2001, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory Agreement. See Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS – Compliance With Section 16(a) of the Exchange Act and Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 2. DESCRIPTION OF PROPERTY

Bayshore- Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

The Bayshore Note. Upon closing of the sale of Bayshore to Prime, the Trust accepted a Note ("the Third Mortgage Note") in the amount of $510,334 payable in monthly payments of $15,000 including principal and interest at the rate of 10% per annum. The Third Mortgage Note is secured by a third mortgage and matures on July 31, 2002. As of March 25, 2002, the balance due from Prime on said Third Mortgage Note is $433,102. Prime is currently negotiating to refinance Bayshore to pay both PNC Bank and the Trust in full.

The Bayshore Loan. The First Mortgage secures a loan to the Bank that has a balance of $2,684,972 as of February 26, 2002. All interest payments have been kept current during 2001 and through March 23, 2002. The loan, as extended, becomes due on June 20, 2003. The loan is secured by a first mortgage and assignment of leases and rents thereunder. In addition, the Bayshore Loan is secured by a $1, 148,913 Second Mortgage, which resulted from the sales proceeds of the Colorado Properties being insufficient to pay off the loan on the Colorado Properties.

Although, the Trust's PNC Bank Notes mature on June 20, 2003, they are currently due and payable as a result of receipt of the Acceleration Notice dated February 4, 2002. PNC Bank has filed the Foreclosure Suit as a result of the Prime sale being closed without securing PNC Bank’s approval of such sale. See Item 1, Business, General Development of Business, Sale of Bayshore and Related Lease.

ITEM 3. LEGAL PROCEEDINGS

On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox’s emergence from bankruptcy proceedings. During 2001, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

On March 11, 2002, PNC Bank filed the Foreclosure Suit in connection with Bayshore. See Item 1, Business; General Development of Business; Sale of Bayshore and Related Lease.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information; Disclosure Relating to Low Price Stock

The Trust Common Stock is traded in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or what is commonly referred to as the "pink sheets" under the symbol "HCIV". As a result, holders of Common Stock should expect to find it more difficult to dispose of, or to obtain accurate quotations on the price of the Common Stock. Additionally, sales practice requirements are imposed on broker-dealers who trade in the Common Stock other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. Such burdens on trading in the Common Stock should be expected to discourage active trading which would reduce the liquidity of the Common Stock and increase the spread between the bid and ask prices quoted by these broker-dealers, if any, which quote the Common Stock. S. W. Ryan & Company serves as market maker for its shares.

Based on representations made to the Advisor by the transfer agent of the shares of the Trust, no sales occurred during 2000. The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

On July 9, 2001, Sutter Opportunity Fund 2, LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expired on August 10, 2001. The purchaser had not previously owned shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

On August 6, 2001, the Trust sent another letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001. Thirty-five shareholders tendered a total of 31,498 shares which Sutter accepted and purchased.

Holders

As of March 23, 2001, there were 397,600 shares of Common Stock outstanding, which were owned by approximately 365 holders of record.

Dividends

The Trust declared a dividend on the Common Stock in the amount of $1.25 per share on August 21, 2001 to shareholders of record on August 14, 2001. Under the Code a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

For the year ended December 31, 2001, the Trust had Net Income of $1,163,503, or $2.92 per share, as compared to a net loss of $125,394, or ($0.32) per share for 2000.

Revenues. The Company primarily derives its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 2001 were $1,758,337, an increase over revenues of $587,146 for the year ended December 31, 2000. The increase in revenues was due to the gain on sale of the one remaining property and the interest income resulting from the Note secured by a Third Mortgage that arose from said sale.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2001 was $80,750, as compared with $129,543 for the year ended December 31, 2000. The same property was the only asset in both years.

Interest Expense. For the year ended December 31, 2001, interest expense totaled $344,821, a decrease of 12% from $391,556 for the year ended December 31, 2000. This decrease is the result of an average lower principal balance on the PNC Bank loans.

Advisor and Directors Fees. Advisor and directors fees consist of costs associated with the advisor and directors of the Trust. Advisor and directors fees for the year ended December 31, 2001 were $63,988, similar to the $63,295 paid for the year ended December 31, 2000.

Other Expenses. Other expenses for the year ended December 31, 2001 were $26,916, a 30% decrease from $38,444 for the year ended December 31, 2000. This decrease is primarily the result of reducing administrative costs in 2001.

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

Liquidity

Cash increased from $20,803 at December 31, 2000 to $99,375 at December 31, 2001. Notes receivable are listed at $4,339,780 December 31, 2001. This notes receivable reflects the sale of the remaining asset and is listed as such since the assumption of the underlying debt was not approved by the mortgage holder. Building and improvements are reduced to zero at December 31, 2001 due to the sale of Bayshore, the remaining asset. Mortgage Notes payable decreased from $4,098,780 at December 31, 2000 to $3,883,960 at December 31, 2001. This decrease was primarily the result of payments of principal on mortgaged property. Distributions in excess of net earnings decreased from ($4,502,946) at December 31, 2000 to ($3,836,443) at December 31, 2001. This decrease is the result of the sale of the remaining asset at a price higher than book value.

The Trust has relied solely on rental income to pay its expenses in 2001 and 2000. Cash flows provided by operations were $40,174 in 2001 and $51,792 in 2000.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had only one remaining property under lease in 2000, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's property matured on June 20, 2001 and PNC Bank again extended the Forbearance Agreement dated April 30, 1998 to June 20,2003, Demand for payment in full was made by the Bank on February 11, 2002 and on March 11, 2002, PNC Bank filed a foreclosure action. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business. The current maturity of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include defending against the Foreclosure Suit and minimizing operating costs. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business.

There can be no assurance that the Trust will be successful in its defense against the Foreclosure Suit. If the Trust is not successful, Trust management cannot ascertain the loss or range of loss that might result. See Item 1, Business; General Development of Business; Sale of Bayshore and Related Lease.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors

Information with respect to the Company's directors is set forth below.

Name	Age	Position Presently Held	Director From

F. Dale Markham	72	Director, Chairman of the Board. President, Chief Financial Officer from March 3, 1999 to present	1987 to Present

Grady P. Hunter	68	Director	1987 to Present

Charles E. Trefzger, Jr.	43	Director	1996 to Present

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

Charles E. Trefzger is the President of Agemark, a healthcare management company specializing in the long term care industry. Through affiliated entities, he owns fifteen assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-Com from 1989 to 1996. From 1986 to 1988, Mr. Trefzger was Corporate Counsel to Brian Center Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor degree from Wake Forest University. He is licensed to practice law in the State of North Carolina.

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

James R. Sellers, age 68, is the President and sole stockholder of Heritage, an affiliate of the Advisor. Heritage had been the Managing General Partner of the Advisor since July, 1990, when it succeeded Markham, Sellers & Mony, Inc. ("MSM"). Mr. Sellers is also the sole stockholder of BHS, the former lessee of Bayshore until September 1, 1999. Mr. Sellers has been Senior Vice President of Keystone Mortgage Partners LLC, an Arizona based mortgage banking firm since May, 1993. Effective February 2, 2001, GMAC Commercial Mortgage purchased the assets of Keystone Mortgage Partners and Mr. Sellers continues as a Senior Vice President and Tucson Branch Manager of GMAC Commercial Mortgage. Mr. Sellers was Senior Vice President of Catalina Mortgage Company, also an Arizona based mortgage banking firm, from July, 1990 until May, 1993. From 1982 to 1990, he served as Executive Vice President, a director, and a principal stockholder of MSM, the original Managing General Partner of the original Advisor. From 1974 until 1978, he served as a Vice President and thereafter until 1982 as Senior Vice President of Western American Financial Corporation, a mortgage banking firm, where he supervised income property lending staffs throughout the western United States.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 2001. F. Dale Markham, President and Treasurer of the Trust, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Total Compensation

F. Dale Markham, Chairman of the Board, President and Chief Financial Officer	2001 2000 1999	$11,000 paid $11,000 paid $11,000 paid

The Trust paid or accrued annual directors’ fees of $11,000 each to the unaffiliated Directors in 2001 and 2000. In 2001, $11,000 of Director's fees was paid to Mr. Markham.

The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 25, 2002 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Outstanding Shares Owned

Harbor American Capital Group, a California Limited Partnership	20,000 Shares (1)	5.03%

Sutter Opportunity Fund 2, LLC	71,489 Shares	17.98%

Grady P. Hunter	2,500 Shares (2)	0.63% XXX

F. Dale Markham	(1)	XXX

James R. Sellers	(1)	XXX

All Directors and Officers	(1)	XXX

(1) The current Advisor as of March 25, 2002, Harbor American Capital Group, owns of record and beneficially 20,000 shares of Common stock. The former managing general partner of the Advisor, MSM and each of the former officers, directors and principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony, and James R. Sellers) may be deemed to be beneficial owners of the shares of Common Stock owned of record by Harbor American Capital Group.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth below summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 2001. The former managing general partner of the Advisor (MSM), and each of the principal shareholders of MSM (F. Dale Markham, the Estate of Marvin Mony and James R. Sellers) and present officer, director and shareholder of Heritage (James R. Sellers), may be deemed to be the beneficial owners of more than 5% of the shares of Common Stock of the Trust.

Acquisition and Disposition Fees

The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. The Trust agreed to pay a disposition fee of $150,000 for the sale of Bayshore. At closing on August 6, 2001, $70,000 was paid to the Advisor and, by agreement, $80,000 is to be paid to the Advisor upon receipt of the final payment due under the terms of the Third Mortgage Note.

Advisory Fee

During the fiscal year ended December 31, 2001, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $100,000 including the above referenced $70,000 disposition fee. James R. Sellers is the owner of Heritage which is the managing general partner of the Advisor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Index of Financial Statements
The following financial statements of Healthcare Investors of America, Inc. are included.

Independent Auditor's Report - Years ended December 31, 2001 and 2000.	F-1
Balance sheets - December 31, 2001 and 2000.	F-2
Statements of operations - Years ended December 31, 2001 and 2000.	F-3
Statements of cash flows - Years ended December 31, 2001 and 2000.	F-4
Notes to financial statements - December 31, 2001 and 2000.	F-5

Reports on Form 8-K

None

Exhibits

See attached list of Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002	HEALTHCARE INVESTORS OF AMERICA, INC.

BY: /s/ F. Dale Markham
Director, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated: April 1, 2002	BY: /s/ F. Dale Markham
F. Dale Markham
Director, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Dated: April 1, 2002	BY: /s/ Grady P. Hunter
Grady P. Hunter, Director

Dated: April 1, 2002	BY: /s/ Charles E. Trefzger
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

*Incorporated by reference

S.E.Clark & Company, P.C.
Member: S.E.C. Practice Section of the American Institute of Certified Public Accountants

Independent Auditors’ Report

Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 2001 and 2000 and the related statements of operations and distributions in excess of net earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Notes 1 and 10 to the financial statements, the accumulation of losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 and include the pending law suit filed by PNC, discontinuing operations and distribution of the residual proceeds. The financial statements do not include adjustments that may result from the ultimate resolution of these matters.

S.E.Clark & Company, P.C.

Tucson, Arizona
March 15, 2002

Member: National Association of Certified Valuation Analysts
744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, www.seclarkco.com

Healthcare Investors of America, Inc.

Balance Sheets
December 31, 2001 and 2000

Assets:	2001	2000

Real estate property:
Land	$ -	$ 393,195
Building and improvements, net of accumulated depreciation of $1,511,517 at December 31, 2000	-	3,321,314
Prepaid expenses	-	50,000
Notes receivable	4,339,780	-
Cash and cash equivalents	99,375	20,803
Total Assets	$4,439,155	$3,785,312

Liabilities and Stockholders’ Equity (Deficiency):

Mortgage notes payable	$3,883,960	$4,098,780
Deferred gain on sale of property	494,660	-
Accounts payable and accrued expenses	67,556	65,056
Commissions payable	80,000	-
Disputed claims	92,623	92,623
Purchase deposits	-	375,000
Total Liabilities	4,618,799	4,631,459

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 397,600 shares issued and outstanding	3,976	3,976
Paid in capital	3,652,823	3,652,823
Distributions in excess of net earnings	(3,836,443)	(4,502,946)
Total Stockholders' Equity (Deficiency)	(179,644)	(846,147)

Total Liabilities and Stockholders' Equity (Deficiency)	$4,439,155	$3,785,312

The accompanying notes are an integral part of these financial statements.

Healthcare Investors of America, Inc.
Statements of Operations and Distributions
In Excess of Net Earnings
For the Years Ended December 31, 2001 and 2000

	2001	2000
Revenues:

Rental income	$ 331,998	$ 579,768
Gain on sale of property	1,256,587	-
Interest and other income	169,752	7,378
	1,758,337	587,146

Expenses:

Depreciation and amortization	80,758	129,543
Interest expense	344,821	391,556
Advisor, directors fees and expenses	63,988	63,295
Other operating expenses	26,916	38,444
Bad debt expense	78,351	89,702
	594,834	712,540

Net Income (Loss)	$ 1,163,503	$ (125,394)

Net Income (Loss) Per Share (Basic and Diluted)	$ 2.93	$ (0.32)

Weighted Average Shares Outstanding	397,600	397,600

Distributions In Excess of Net Earnings:

Beginning of year	$(4,502,946)	$(4,377,552)

Net income (loss)	1,163,503	(125,394)

Distributions	(497,000)	-

End of year	$(3,836,443)	$(4,502,946)

The accompanying notes are an integral part of these financial statements.

Healthcare Investors of America, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000
	2001	2000

Cash Flows From Operations:

Net Income (Loss)	$1,163,503	$(125,394)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	80,758	129,543
Gain on sale of property	(1,256,587)	-
Changes in assets and liabilities:
Rent and other receivables	-	90,000
Prepaid expenses	50,000	-
Accounts payable and accrued expenses	2,500	(42,357)
Net cash provided by (used for) operating activities	40,174	51,792

Cash Flows From Investing Activities:

Property sale related items:
New notes receivable	(4,500,000)	-
Principal received on notes receivable	160,220	-
Sale of property	5,089,998	-
Cash paid for capital improvements	-	(60,000)
Purchase of personal property	-	(149,514)
Net cash provided by (used for) investing activities	750,218	(209,514)

Cash Flows From Financing Activities:

Payments on long-term borrowings	(214,820)	(352,410)
Additions to long-term borrowings	-	125,786
Distributions	(497,000)	-
Net cash used for financing activities	(711,820)	(226,624)

Cash and Cash Equivalents:

Increase (decrease) during year	78,572	(384,346)

Beginning of year	20,803	405,149

End of year	$ 99,375	$ 20,803

No income taxes are due or payable. Interest expense approximates interest paid.

The accompanying notes are an integral part of these financial statements.

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

NOTE 1: ORGANIZATION

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The Trust engages in acquiring and leasing healthcare facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Trust owns no real estate and has one mortgage receivable due July 31, 2002. On August 6, 2001, the remaining property then owned, Bayshore Convalescent Center in North Miami, Florida, ("Bayshore" or "the Florida Property") was sold.

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

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) CASH AND CASH EQUIVALENTS – For purposes of the statements of cash flows, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

(2) BUILDINGS AND IMPROVEMENTS – Depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 7 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3) LOAN COSTS – Loan costs have been deferred and are being amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION – Rental income from operating leases is recognized as earned over the life of the lease agreements.

(5) INCOME TAXES – As of December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire, beginning in 2006.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying values of the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7) USE OF ESTIMATES – Management has made certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3: REAL ESTATE PROPERTIES AND LEASES

During the year ended December 31, 2001, the Trust sold its remaining property, a nursing home in Florida (the "Bayshore" or "the Florida Property"). See Note 7, Sale of Bayshore (Florida Property). The Property was formerly leased to the Purchaser.

NOTE 4: MORTGAGE NOTES PAYABLE
12/31/01	12/31/00
Bank mortgage note-payable in monthly installments of $44,149.67, including interest at prime plus one percent (currently at 5.75%), through June 30, 2003, at which date the unpaid balance is due in full	$3,883,960	$4,098,780

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

In connection with the sale of the Florida property (See Note 7), the Trust attempted to secure consent to the transfer and assumption of the PNC debt by the Purchaser. This consent was not secured; therefore, the liability will remain until it is paid in full on or before July 31, 2002. See Note 7: Sale of Bayshore.

NOTE 5: RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust paid advisory fees of $97,500 and $30,000 to the Advisor during the years ended December 31, 2001 and 2000 respectively. For 2001, this included a contractual disposition fee of $70,000 related to the sale of the property.

Property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust incurred the above referenced $70,000 disposition fees in the third quarter of 2001.

From May 1, 1993 through August 31, 1999, the Florida Property was leased to Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. When the Property was sold on August 6, 2001, the Purchaser agreed to pay $249,598.98 to the Agency for Health Care Administration ("AHCA") on behalf of Bayshore Healthcare Services, Inc. This created a receivable from BHS to the Trust of which $192,785.21 was repaid. The Trust paid an additional $21,537.56 to AHCA on behalf of BHS. Since there is no assurance that BHS will have adequate funds to pay the amount due to the Trust, management has fully reserved the note as a bad debt as of December 31, 2001. The net amount written off during 2001 was $78,351.33.

During the year ended December 31, 2000, the Trust borrowed $125,582, including taxes, penalties and interest, to bring the taxes current. The funds were added to the related mortgage. Since the taxes were the liability of BHS, the Trust accepted a promissory note from BHS in the amount of $125,582 plus interest at 10% payable on demand. Since there was no assurance that BHS would have adequate funds to pay the note, management has fully reserved the note and accrued interest through December 31, 2000 as a bad debt. Additionally, amounts previously accrued by the Trust for payment of the related 1997 taxes (approximately $42,000) have been offset against the bad debt expense.

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

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

NOTE 7: SALE OF BAYSHORE (FLORIDA PROPERTY)

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

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through December 20, 2001. Trust management and Prime have each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank.

The following recaps the financial terms of the sale in rounded figures:

Total Selling Price	$5,600,000
Less:
PNC Mortgages (first and second combined)	3,990,000
Earnest Deposit	325,000
Assumption of Medicaid Debt	250,000
Third Mortgage Due to Trust	510,000
Closing Costs	78,000

Net Cash Proceeds at Closing	$ 447,000

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. All payments due from August 31, 2001 through December 31, 2001 were timely made.

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

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

NOTE 8: TENDER OFFER FOR SHARES

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

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001. The tender offer expired by its terms and shareholders holding 31,489.31 shares of Trust stock sold their shares to Sutter. On March 15, 2002, one additional shareholder sold 40,000 shares to Sutter in a private sale.

NOTE 9: SIXTH AMENDMENT TO FORBEARANCE AGREEMENT

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

NOTE 10: SUBSEQUENT EVENTS

On March 11, 2002, PNC Bank filed a foreclosure action for Bayshore in PNC Bank v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, the Advisor, Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the Advisor, Heritage, Sellers and Dale Markham ("Markham"), the Chairman and President of the Trust, in the sale of Bayshore to Prime without the consent of PNC Bank and over

Healthcare Investors of America, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime.

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. To date, the Trust has not answered the Complaint but intends to defend this action. Trust management at this early stage of the Foreclosure Suit cannot make a determination as to the outcome of the Foreclosure Suit; however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

