Form 10QSB
period 2002-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2002-05-13
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Common Stock, $.01 Par Value - 397,600 shares as of May 13, 2002

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 2001 and March 31, 2002                3

         Statements of Operations -  March 31, 2001 and March 31, 2002        4

         Statement of Cash Flows - March 31, 2001 and March 31, 2002          5

         Notes to Financial Statements - March 31, 2002                       6


Item 2.  Management's Discussion and Analysis or Plan of Operation           11


PART II. Other Information


Item 1 to 6                                                                  20

Signatures                                                                   21

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                     MARCH 31,      DECEMBER 31,
                                                       2002            2001
                                                    (UNAUDITED)      (AUDITED)
ASSETS:                                             -----------     ------------

Notes receivable                                      4,240,077       4,339,780
Cash and cash equivalents                                95,612          99,375
                                                    ---------------------------
       TOTAL ASSETS                                 $ 4,335,689     $ 4,439,155
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                              $ 3,806,975     $ 3,883,960
Accounts payable and accrued expenses                    67,556          67,556
Disputed claims                                          92,623          92,623
Commission payable                                       80,000          80,000
Deferred gain on sale of property                       494,660         494,660
                                                    ---------------------------
       TOTAL LIABILITIES                            $ 4,541,814     $ 4,618,799

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares           3,976           3,976
authorized;issued and outstanding, 397,600 shares
Paid in Capital                                       3,652,823       3,652,823
Distributions in excess of net earnings              (3,862,924)     (3,836,443)
                                                    ---------------------------
       TOTAL STOCKHOLDERS' EQUITY                      (206,125)       (179,644)
                                                    ---------------------------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 4,335,689     $ 4,439,155
                                                    ===========================


                     See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended March 31, 2002 and March 31, 2001


                                               THREE MONTHS       THREE MONTHS
                                              ENDED MARCH 31,    ENDED MARCH 31,
                                                   2002               2001
REVENUES:                                       (UNAUDITED)        (UNAUDITED)
                                              ---------------    ---------------

Rental income                                 $           --     $      150,613
Interest income                                       62,747                156
                                              --------------     --------------
       Total revenues                         $       62,747     $      150,769

EXPENSES:

Depreciation and amortization                 $           --     $       32,386
Interest expense                                      55,464             90,864
Advisory and other fees                                7,500              7,500
Directors fees and expenses                            8,250              8,250
Other operating expenses                              18,014             12,406
                                              --------------     --------------
       Total expenses                         $       89,228     $      151,406
                                              --------------     --------------
NET INCOME (LOSS)                             $      (26,481)    $         (637)
                                              ==============     ==============
NET INCOME (LOSS) PER SHARE                           ($0.07)             $0.00
                                              ==============     ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                  397,600            397,600
                                              ==============     ==============
Distributions in excess of earnings-
beginning of period                           $   (3,836,443)    $   (4,502,946)

Net income/(loss)                                    (26,481)              (637)

Distributions during the period
                                              --------------     --------------
Distributions in excess of earnings-
end of period                                 $   (3,862,924)    $   (4,503,583)
                                              ==============     ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                       THREE MONTHS      THREE MONTHS
                                                      ENDED MARCH 31,   ENDED MARCH 31,
                                                          2002               2001
CASH FLOWS FROM OPERATIONS:                             (UNAUDITED)       (UNAUDITED)
                                                      ---------------   ---------------
Net income/(loss)                                     $      (26,481)   $         (637)
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                      0            32,386

Changes in assets and liabilities:
  Accounts payable and accrued expenses                            0             8,250
                                                      --------------    --------------
Net cash provided by (used in) operating activities
                                                             (26,481)           39,999
                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of notes receivable                                99,703
Payments on long-term borrowings                             (76,985)          (39,148)
                                                      --------------    --------------
Net cash provided by (used in) financing activities           22,718           (39,148)
                                                      --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,763)              851

CASH AND CASH EQUIVALENTS - Beginning of period               99,375            20,803
                                                      --------------    --------------
CASH AND CASH EQUIVALENTS - End of period             $       95,612    $       21,654
                                                      ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 AND 2001


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2002, the Trust has only one asset, a Third Mortgage Note with a balance as of March 31, 2002 of $421,781 ("Third Mortgage Note"). Therefore, the cash flow available to pay operating expenses is limited.

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

(5) INCOME TAXES - As of December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At March 31, 2002, the Trust owned only the Third Mortgage Note with a balance of $421,781 as of March 31, 2002. The payment due as of April 30, 2002 has not yet been paid.

NOTE 4:  MORTGAGE NOTES PAYABLE
                                                    3/31/02            12/31/01
                                                    -------            --------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including interest at prime plus 1% (currently
5.75%), through June 20, 2003, at which date
the unpaid balance is due in full.
                                                  $3,806,905          $3,883,960


In connection with the sale of the Florida property (See Note 7), the Trust attempted to secure consent to the transfer and assumption of the PNC debt by the Purchaser. This consent was not secured; therefore, the liability will remain until it is paid in full on or before June 20, 2003. See Note 7, Sale of Bayshore and Notes 9 and 10.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2002.

         Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2002.

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

The following recaps the financial terms of the sale in rounded figures:

    Total Selling Price                                    $ 5,600,000
    Less:
    PNC Mortgages (first and second combined)                3,990,000
    Earnest Deposit                                            325,000
    Assumption of Medicaid Debt                                250,000
    Third Mortgage Due to Trust                                510,000
    Closing Costs                                               78,000

    Net Cash Proceeds at Closing                           $   447,000

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

NOTE 10:  FORECLOSURE ACTION BY PNC BANK

On March 11, 2002, PNC Bank filed a foreclosure  action for Bayshore in PNC Bank
v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, the Advisor, Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the Advisor, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime.

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


                      HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended March 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    MARCH 31, 2002 COMPARED TO MARCH 31, 2001

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income is interest income from the Third Mortgage Note. For the three months ended March 31, 2002, interest income was $62,747 as compared with rental income of 150,613 for the three months ended March 31, 2001.

DEPRECIATION AND AMORTIZATION. Since no real property was owned in the three months ended March 31, 2002, there was no depreciation and amortization which compares with $32,386 for the three months ended March 31, 2001.

INTEREST EXPENSE. For three months ended March 31, 2002, interest expense totaled $55,464 as compared to $90,864 for the same period in 2001. This decrease in interest expense is the result of principal reduction on mortgages payable.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2002, advisory and other fees totaled $7,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 2002 were $8,250. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of maintenance and administrative costs. Other operating costs for the three months ended March 31, 2002 were $18,014 which compares with $12,406 for the three months ended March 31, 2001. This increase was due primarily to higher annual audit costs.

LIQUIDITY AND SOURCES OF CAPITAL

Cash decreased from $99,375 at December 31, 2001 to $95,612 at March 31, 2002. Accounts payable and accrued expenses remained the same at $67,556 for both December 31, 2001 and March 31, 2002. Mortgage notes payable decreased from $3,883,960 at December 31, 2001 to $3,806,975 at March 31, 2002. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($3,836,443) at December 31, 2001 to ($3,862,924) at March 31, 2002.

The Trust has relied solely on rental and interest income to pay its expenses in 2002 and 2001. Cash flows provided by operations were ($26,481) for the three months ended March 31, 2002 as compared to ($637) for the same period in 2001. This loss increase resulted primarily from the accounting adjustment for interest on the mortgage taken "subject to" by the Bayshore Purchaser.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002, the Trust had one asset remaining, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 30, 2003. (See Notes 9 and 10, Financial Statements.) The current maturity of all of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

Management's plans include collecting the Third Mortgage Note and (1) proceeding with liquidation of the Trust or (2) recapitalizing.

Much national attention is currently focused on healthcare reform. Although there is concern as to the status of reimbursement programs on which the Trust has indirectly relied for its rental income, management believes the long term care industry will benefit from significant healthcare reform.

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

         Pending the closing of the sale under the Agreement, Seller agreed to have the Registrant lease Bayshore to a Buyer affiliate. The terms of the Lease (the "Watercrest Lease"), dated as of July 30, 1999, from the Registrant to Watercrest Nursing and Rehabilitation Center, Inc. (the "Lessee"), were as follows:

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

         The Agreement contained Seller's representations and warranties related to, among others:

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

         Conditions to the Seller's obligation to close the sale of Bayshore included Buyer's continuing compliance with the Agreement, no litigation pending against Buyer questioning the legality of the transactions under the Agreement, and Seller's receipt of shareholder approval of the sale of Seller's Assets.

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

     Total Selling Price                                   $ 5,600,000
     Less:
     PNC Mortgages (first and second combined)               3,990,000
     Earnest Deposit                                           325,000
     Assumption of Medicaid Debt                               250,000
     Third Mortgage Due to Trust                               510,000
     Closing Costs                                              78,000
                                                           -----------
     Net Cash Proceeds at Closing                          $   447,000
                                                           ===========

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

On March 11, 2002, PNC Bank filed a foreclosure  action for Bayshore in PNC BANK
V. HEALTHCARE INVESTORS OF AMERICA, INC., ET AL, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortious interference by Prime, Shaulson, the Advisor, Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the Advisor, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime. PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. To date, the Trust has not answered the Complaint but intends to defend this action. Trust management at this early stage of the Foreclosure Suit cannot make a determination as to the outcome of the Foreclosure Suit, however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

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

                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                            (Registrant)


Date:    May 13, 2002            /s/ F. DALE MARKHAM
                                     -------------------------------------------
                                     F. Dale Markham
                                     Director, President and Chief Financial
                                     Officer (Principal Executive, Financial and
                                     Accounting Officer)