Form 10QSB
period 2002-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2002-08-06
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________.

Commission file number 33-11863

                      HEALTHCARE INVESTORS OF AMERICA, INC.
--------------------------------------------------------------------------------
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

Common Stock, $.01 Par Value - 397,600 shares as of August 6, 2002.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                                      PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 2001 and June 30, 2002                           2

         Statements of Earnings (3 Months) - June 30, 2002 and June 30, 2001            3

         Statement of Cash Flows (3 Months) - June 30, 2002 and June 30, 2001           4

         Statement of Earnings (6 Months) - June 30, 2002 and June 30, 2001             5

         Statement of Cash Flows (6 Months) - June 30, 2002 and June 30, 2001           6

         Notes to Financial Statements - June 30, 2002                                  7


Item 2.  Management's Discussion and Analysis or Plan of Operation                     13


PART II. Other Information                                                             18


Signatures                                                                             19

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               BALANCE SHEETS

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2002              2001
ASSETS:                                                           (UNAUDITED)         (AUDITED)
                                                                  -----------       ------------
Notes receivable                                                    4,155,067         4,339,780

Cash and cash equivalents                                             120,648            99,375
                                                                  -----------------------------
               TOTAL ASSETS                                       $ 4,275,715       $ 4,439,155
                                                                  =============================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                                            $ 3,728,878       $ 3,883,960
Accounts payable and accrued expenses                                  67,556            67,556
Disputed claims                                                        92,623            92,623
Commission payable                                                     80,000            80,000
Deferred gain on sale of property                                     494,660           494,660
                                                                  -----------------------------
               TOTAL LIABILITIES                                  $ 4,463,717       $ 4,618,799

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000 shares authorized;             3,976             3,976
issued and outstanding, 397,600 shares
Paid in Capital                                                     3,652,823         3,652,823
Distributions in excess of net earnings                            (3,844,801)       (3,836,443)
                                                                  -----------------------------

               TOTAL STOCKHOLDERS' EQUITY                            (188,002)         (179,644)
                                                                  -----------------------------

               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 4,275,715       $ 4,439,155
                                                                  =============================



                     See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
           For the Three Months Ended June 30, 2002 and June 30, 2001

                                                                THREE MONTHS      THREE MONTHS
                                                               ENDED JUNE 30,    ENDED JUNE 30,
                                                                   2002              2001
REVENUES:                                                       (UNAUDITED)       (UNAUDITED)
                                                               --------------    --------------
Rental income                                                                    $      153,449
Interest income                                                $       62,613    $       10,090
Other income                                                   $       39,347
                                                               --------------    --------------
          Total revenues                                       $      101,960    $      163,539

EXPENSES:

Depreciation and amortization                                                    $       32,386
Interest expense                                                       54,352            91,033
Advisory and other fees                                                 7,500             7,500
Directors fees and expenses                                             8,250             9,200
Other operating expenses                                               13,736            22,151
                                                               --------------    --------------
          Total expenses                                       $       83,838    $      162,270
                                                               --------------    --------------
NET INCOME (LOSS)                                              $       18,122    $        1,269
                                                               ==============    ==============
NET INCOME (LOSS) PER SHARE                                    $         0.05    $         0.00
                                                               ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                                   397,600           397,600
                                                               ==============    ==============

Distributions in excess of earnings-beginning of period        $   (3,862,923)   $   (4,503,582)

Net income/(loss)                                                      18,122             1,269

Distributions during the period
                                                               --------------    --------------
Distributions in excess of earnings-end of period              $   (3,844,801)   $   (4,502,313)
                                                               ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                THREE MONTHS      THREE MONTHS
                                                               ENDED JUNE 30,    ENDED JUNE 30,
                                                                   2002              2001
CASH FLOWS FROM OPERATIONSS:                                    (UNAUDITED)       (UNAUDITED)
                                                               --------------    --------------
Net income/(loss)                                              $       18,122    $        1,269
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                               0            32,386

Changes in assets and liabilities:
  Contract, rents and other receivables                                85,011                 0
  Accounts payable and accrued expenses                                     0           118,885
                                                               --------------    --------------

Net cash provided by (used in) operating activities                   103,133           152,540
                                                               --------------    --------------

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Purchase of fixed assets
Payments on long-term borrowings                                      (78,097)          (41,416)
                                                               --------------    --------------
Net cash provided by (used in) investing/financing activities         (78,097)          (41,416)
                                                               --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              25,036           111,124

CASH AND CASH EQUIVALENTS - Beginning of period                        95,612            21,654
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS - End of period                      $      120,648    $      132,778
                                                               ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
            For the Six Months Ended June 30, 2002 and June 30, 2001

                                                                SIX MONTHS        SIX MONTHS
                                                               ENDED JUNE 30,    ENDED JUNE 30,
                                                                   2002              2001
REVENUES:                                                       (UNAUDITED)       (UNAUDITED)
                                                               --------------    --------------
Rental income                                                                    $      304,062
Interest income                                                       125,359            10,246
Other income                                                           39,546
                                                               --------------    --------------

                        Total revenues                         $      164,905    $      314,308

EXPENSES:

Depreciation and amortization                                                    $       64,772
Interest expense                                                      109,816           181,897
Advisory and other fees                                                15,000            15,000
Directors fees and expenses                                            16,500            17,450
Other operating expenses                                               31,947            34,558
                                                               --------------    --------------
                       Total expenses                          $      173,263    $      313,677
                                                               --------------    --------------
NET INCOME (LOSS)                                              $       (8,358)   $          631
                                                               ==============    ==============
NET INCOME (LOSS) PER SHARE                                            ($0.02)            $0.00
                                                               ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                                   397,600           397,600
                                                               ==============    ==============

Distributions in excess of earnings-beginning of period        $   (3,836,443)   $   (4,502,946)

Net income/(loss)                                                      (8,358)              631

Distributions during the period
                                                               --------------    --------------

Distributions in excess of earnings-end of period              $   (3,844,801)   $   (4,502,315)
                                                               ==============    ==============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS        SIX MONTHS
                                                               ENDED JUNE 30,    ENDED JUNE 30,
                                                                   2002              2001
CASH FLOWS FROM OPERATIONS:                                     (UNAUDITED)       (UNAUDITED)
                                                               --------------    --------------
Net income/(loss)                                              $       (8,358)   $          631
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Depreciation and amortization                                               0            64,772

Changes in assets and liabilities:
  Contract, rents and other receivables                               184,711                 0
  Accounts payable and accrued expenses                                     0           127,135
                                                               --------------    --------------
Net cash provided by (used in) operating activities                   176,352           192,538
                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                                     (155,080)          (80,563)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                  (155,080)          (80,563)
                                                               --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              21,273           111,975

CASH AND CASH EQUIVALENTS - Beginning of period                        99,375            20,803
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS - End of period                      $      120,648    $      132,778
                                                               ==============    ==============



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2002, the Trust has only one asset, a Third Mortgage Note with a balance as of June 30, 2002 of $421,781 ("Third Mortgage Note"). Therefore, the cash flow available to pay operating expenses is limited.

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

(5) INCOME TAXES - As of December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At June 30, 2002, the Trust owned only the Third Mortgage Note with a balance of $421,781 as of March 31, 2002. The monthly payments due as of April 30, 2002, May 31, 2002 and June 30, 2002 have not yet been paid. An informal notice of default has been delivered to the Payor, Prime Investments LLC. See Note 10, Foreclosure Action By PNC Bank.

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                        6/30/02        3/31/02
                                                        -------        -------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including  interest at prime plus 1% (currently
on a default rate of 7.75% on a balance of
$1,131,949.75 and 9.75% on a balance of
$2,637,496.55),  through June 20, 2003, at
which date the unpaid balance is due in full.          $3,769,447     $3,806,905


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

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended June 30, 2002.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the second quarter of 2002.

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

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through June 20, 2002. Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank.

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. All payments due from August 31, 2001 through March 31, 2002 were timely made. The payments due April 30, 2002, May 31, 2002 and June 30, 2002 are in default and collection efforts are being taken.

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

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001. The tender offer expired by its terms and shareholders holding 31,489.31 shares of Trust stock sold their shares to Sutter. On March 15, 2002, one additional shareholder sold 40,000 shares to Sutter in a private sale. Thus, Sutter now owns 17.98% of the outstanding shares.

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

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action. A hearing is currently scheduled wherein the Court will hear a motion for appointment of a receiver. At this current stage of the Foreclosure Suit, Trust management cannot make a determination as to the outcome of the Foreclosure Suit; however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

                     HEALTHCARE INVESTORS OF AMERICA, INC.

                 Three Months and Six Months Ended June 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     JUNE 30, 2002 COMPARED TO JUNE 30, 2001

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income is interest income from the Third Mortgage Note. For the three months ended June 30, 2002, interest income was $62,613 and other income was $39,347 as compared to rental income of $153,449 for the three months ended June 30, 2001. The Bayshore sale was completed on August 6, 2001 resulting in this comparison of rental income in 2001 with interest income in 2002. For the six months ended June 30, 2002, total income of $164,905 compares with rental income of $304,062 for the six months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 2002 were zero which compares with $32,386 for the three months ended June 30, 2001 and also zero for the six months ended June 30, 2002 which compares with $64,772 for the six months ended June 30, 2001. These comaprisons are the result of the one remaining property, Bayshore, being sold on August 6, 2001.

INTEREST EXPENSE. For three months ended June 30, 2002, interest expense totaled $54,352 as compared to $91,033 for the same period in 2001. For the six months ended June 30, 2002, interest expense totaled $109,816 as compared to $181,897 for the same period in 2001. This decrease in interest expense is the result of principal reduction on mortgages payable and interest rate changes. Interest expense continues to be shown in the current period(s) and will continue to be shown until the mortgage obligation to PNC Bank is paid in full.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended June 30, 2002, advisory and other fees totaled $7,500 and for the six months ended June 30, 2002, advisory and other fees totaled $15,000.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended June 30, 2002 were $8,250 and for the six months ended June 30, 2002, director's fees and expenses were $16,500. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consists primarily of accounting, legal and administrative costs. Other operating costs for the three months ended June 30, 2002 were $13,736 which compares with $22,151 for the three months ended June 30, 2001. For the six months ended June 30, 2002, other operating expenses were $31,947 which compares with $34,558 for the six month period ending June 30, 2001.

LIQUIDITY AND SOURCES OF CAPITAL. Cash increased from $99,375 at December 31, 2001 as compared with $120,648 at June 30, 2002. Accounts payable and accrued expenses were the same at $67,556 at December 31, 2001 and at June 30, 2002. Mortgage notes payable decreased from $3,883,960 at December 31, 2001 to $3,728,878 at June 30, 2002. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($3,836,443) at December 31, 2001 to ($3,844,801) at June 30, 2002.

The Trust has relied solely on rental income to pay its expenses in 2001 and on interest income in 2002. Cash flows provided by operations were $103,133 for the three months ended June 30, 2002 as compared to $152,540 for the same period in 2001.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Trust had one asset remaining, the Third Mortgage Note, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 20, 2003. See Item 5, Other
Information: regarding the sale of Bayshore

Management's plans include collection of the note in the current amount of $421,781 and either liquidating or re-capitalizing the Trust.

SALE OF BAYSHORE (FLORIDA PROPERTY). Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599. (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank.

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through June 20, 2002. Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank.

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. All payments due from August 31, 2001 through March 31, 2002 were timely made. The payments due April 30, 2002, May 31, 2002 and June 30, 2002 are in default.

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

TENDER OFFER FOR SHARES. On July 9, 2001, Sutter Opportunity Fund 2 LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expired, unless extended, on August 10, 2001. The purchaser then owned no shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

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

SIXTH AMENDMENT TO FORBEARANCE AGREEMENT. PNC Bank and the Trust entered into the Sixth Amendment to Forbearance Agreement dated July 9, 2001, and effective June 20, 2001. The Amendment included (1) an acknowledgement that the loan balances as of June 20, 2001 were $2,824,338 and $1,209,314; (2) the termination date was extended to June 30, 2003; (3) the interest rate was set at the Prime Rate of PNC plus one percent (1%) per annum; (4) monthly payments, regardless of interest rate changes are to be $30,858.00 (1990 Note) and $13,291.67 (1992
Note); and (5) the Trust acknowledged re-statement of previous provisions of the original Forbearance Agreement dated April 30, 1998, as amended. See below regarding Foreclosure Action By PNC Bank.

FORECLOSURE ACTION BY PNC BANK. On March 11, 2002, PNC Bank filed a foreclosure action for Bayshore in PNC Bank v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, the Advisor, Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the Advisor, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime.

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action. A hearing is currently scheduled wherein the Court will hear a motion for appointment of a receiver. At this current stage of the Foreclosure Suit, Trust management cannot make a determination as to the outcome of the Foreclosure Suit; however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION


ITEM 1 THROUGH 6.  NOT APPLICABLE.

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

                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                             (Registrant)


Date:    August 6, 2002          /s/ F. DALE MARKHAM
                                     -------------------------------------------
                                     F. Dale Markham
                                     Director, President and Chief Financial
                                     Officer (Principal Executive, Financial and
                                     Accounting Officer)