Form 10QSB/A
period 2002-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2002-08-09
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                EXPLANATORY NOTE

Healthcare Investors of America, Inc. has prepared this Amendment to its Form 10-QSB for the Quarter Ended June 30, 2002, for the purpose of filing with the Securities and Exchange Commission the Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1, which is submitted herewith, and no amendments to the Form 10-QSB with the exception of such exhibit are intended to be effected hereby.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                             (Registrant)


Date:    August 8, 2002          /s/ F. DALE MARKHAM
                                     -------------------------------------------
                                     F. Dale Markham
                                     Director, President and Chief Financial
                                     Officer (Principal Executive, Financial and
                                     Accounting Officer)