Form 10QSB
period 2002-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2002-11-12
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly  Report  pursuant  to  Section  13 or 15(d)  of the  Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of November 8, 2002.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                                      PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheets - December 31, 2001 and September 30, 2002                               2

Statements of Earnings (3 Months) - September 30, 2002 and September 30, 2001           3

Statement of Cash Flows (3 Months) - September 30, 2002 and September 30, 2001          4

Statement of Earnings (9 Months) - September 30, 2002 and September 30, 2001            5

Statement of Cash Flows (9 Months) - September 30, 2002 and September 30, 2001          6

Notes to Financial Statements - September 30, 2002                                      7


Item 2.  Management's Discussion and Analysis or Plan of Operation                     13


PART II. Other Information                                                             18


Signatures                                                                             19


                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2002            2001
                                                   (UNAUDITED)      (AUDITED)
                                                  -------------    ------------
ASSETS:

Notes and interest receivable                     $   4,308,324    $  4,339,780

Cash and cash equivalents                                90,693          99,375
                                                  -----------------------------

     TOTAL ASSETS                                 $   4,399,016    $  4,439,155
                                                  =============================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                            $   3,747,446    $  3,883,960
Accounts payable and accrued expenses                   185,196          67,556
Disputed claims                                          92,623          92,623
Commission payable                                       80,000          80,000
Deferred gain                                           494,660         494,660
                                                  -----------------------------

     TOTAL LIABILITIES                            $   4,599,925    $  4,618,799

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
shares authorized; issued and outstanding,
397,600 shares                                            3,976           3,976
Paid in Capital                                       3,652,823       3,652,823
Distributions in excess of net earnings              (3,857,708)     (3,836,443)
                                                  -----------------------------

     TOTAL STOCKHOLDERS' EQUITY                        (200,909)       (179,644)
                                                  -----------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $   4,399,016    $  4,439,155
                                                  =============================



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
      For the Three Months Ended September 30, 2002 and September 30, 2001

                                                            THREE MONTHS       THREE MONTHS
                                                           ENDED SEPT. 30,    ENDED SEPT. 30,
                                                                2002               2001
                                                             (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------
REVENUES:

Rental income                                              $                  $        51,150
Gain on sale of assets                                                              1,229,018
Other income                                                                           67,000
Interest income                                                     70,272              5,002
                                                           ---------------    ---------------

       Total revenues                                      $        70,272    $     1,352,170

EXPENSES:

Depreciation and amortization                              $                  $        10,795
Interest expense                                                    53,224             30,137
Advisory and other fees                                             15,750             67,500
Directors fees and expenses                                                             8,288
Other operating expenses                                            14,205             16,463
                                                           ---------------    ---------------
       Total expenses                                      $        83,179    $       133,183
                                                           ---------------    ---------------
NET INCOME (LOSS)                                          $       (12,907)   $     1,218,987
                                                           ===============    ===============
NET INCOME (LOSS) PER SHARE                                $         (0.03)   $          3.07
                                                           ===============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                397,600            397,600
                                                           ===============    ===============

Distributions in excess of earnings-beginning of period    $    (3,844,801)   $    (4,502,316)

Net income/(loss)                                                  (12,907)         1,218,987

Distributions during the period                                                      (497,000)
                                                           ---------------    ---------------
Distributions in excess of earnings-end of period          $    (3,857,708)   $    (3,780,328)
                                                           ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                      THREE MONTHS       THREE MONTHS
                                                     ENDED SEPT. 30,    ENDED SEPT. 30,
                                                          2002               2001
                                                       (UNAUDITED)        (UNAUDITED)
                                                     ---------------    ---------------
CASH FLOWS FROM OPERATIONS:

Net income/(loss)                                    $       (12,907)   $     1,218,987
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Gain on sale of assets                                                       (1,229,018)
Depreciation and amortization                                                    10,795

Changes in assets and liabilities:
  Prepaid expenses                                                               50,000
  Interest receivable                                       (134,688)
  Accounts payable and accrued expenses                      117,640           (133,285)
                                                     ---------------    ---------------

Net cash provided by (used in) operating activities          (29,955)           (82,521)
                                                     ---------------    ---------------

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Disposition of real estate properties                                         5,412,497
Contract receivable                                                          (4,489,432)
Purchase deposit                                                               (375,000)
Payments on long-term borrowings                                                (28,115)
Shareholder dividends                                                          (497,000)
                                                     ---------------    ---------------
Net cash provided by (used in) investing and
  financing activities                                             0             22,950
                                                     ---------------    ---------------


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS             (29,955)           (59,571)

CASH AND CASH EQUIVALENTS - Beginning of period              120,648            132,775
                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS - End of period            $        90,693    $        73,204
                                                     ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
       For the Nine Months Ended September 30, 2002 and September 30, 2001

                                                            NINE MONTHS        NINE MONTHS
                                                          ENDED SEPT. 30,    ENDED SEPT. 30,
                                                               2002               2001
                                                            (UNAUDITED)        (UNAUDITED)
                                                          ---------------    ---------------
REVENUES:

Rental income                                             $                  $       355,212
Gain on sale of assets                                                             1,229,018
Other income                                                       39,546             67,000
Interest Income                                                   195,632             15,248
                                                          ---------------    ---------------
       Total revenues                                     $       235,178    $     1,666,478
                                                          ---------------    ---------------
EXPENSES:

Depreciation and amortization                             $                  $        75,567
Interest expense                                                  163,040            212,034
Advisory and other fees                                            47,250             82,500
Directors fees and expenses                                                           25,738
Other operating expenses                                           46,152             51,021
                                                          ---------------    ---------------
       Total expenses                                     $       256,443    $       446,860
                                                          ---------------    ---------------
NET INCOME (LOSS)                                         $       (21,265)   $     1,219,619
                                                          ===============    ===============
NET INCOME (LOSS) PER SHARE                               $         (0.05)   $          3.07
                                                          ===============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                               397,600            397,600
                                                          ===============    ===============

Distributions in excess of earnings-beginning of period   $    (3,836,443)   $    (4,502,946)

Net income/(loss)                                                 (21,265)         1,219,619

Distributions during the period                                         0           (497,000)
                                                          ---------------    ---------------

Distributions in excess of earnings-end of period         $    (3,857,708)   $    (3,780,328)
                                                          ===============    ===============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                            NINE MONTHS        NINE MONTHS
                                                          ENDED SEPT. 30,    ENDED SEPT. 30,
                                                               2002               2001
                                                            (UNAUDITED)        (UNAUDITED)
                                                          ---------------    ---------------
CASH FLOWS FROM OPERATIONS:

Net income/(loss)                                         $       (21,265)   $     1,219,619
Adjustments to reconcile net income to net cash
  provide by (used in) operating activities:

Gain on sale of assets                                                            (1,229,018)
Depreciation and amortization                                                         75,567

Changes in assets and liabilities:
  Interest receivable                                            (134,688)
  Prepaid expenses                                                                    50,000
  Accounts payable and accrued expenses                           117,640             (6,152)
                                                          ---------------    ---------------

Net cash provided by (used in) operating activities               (38,313)           110,016
                                                          ---------------    ---------------

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Disposition of real estate properties                                              5,412,497
Notes receivable                                                  166,145         (4,489,432)
Purchase deposit                                                                    (375,000)
Payment of long-term borrowings                                  (136,514)          (108,680)
Shareholder dividends                                                               (497,000)
                                                          ---------------    ---------------
Net cash provided by (used in) investing and
  financing activities                                             29,631            (57,615)
                                                          ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (8,682)            52,401

CASH AND CASH EQUIVALENTS - Beginning of period                    99,375             20,803
                                                          ---------------    ---------------
CASH AND CASH EQUIVALENTS - End of period                 $        90,693    $        73,204
                                                          ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2002, the Trust has only one asset, a Third Mortgage Note with a balance as of September 30, 2002 of $426,171 ("Third Mortgage Note"). Therefore, the cash flow available to pay operating expenses is limited. See OTHER INFORMATION, ITEM 5.

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

Under the Forbearance Agreement, the Bank agreed to forbear from exercising its remedies until July 31, 1998. In consideration therefore, the Trust agreed to increase the outstanding principal amount of a Promissory Note (Renewal and Increase), dated as of September 20, 1992, in favor of the Bank from $1,000,000 to $1,681,170, a portion of the security for which is a second mortgage on Bayshore. The Trust agreed to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank. The Forbearance Agreement further required the Trust to market the Colorado Properties and auction them by June 30, 1998, if by May 31, 1998, the Trust had not sold or did not by then have a binding contract on the Colorado Properties on terms reasonably acceptable to the Trust and Bank.

The Forbearance Agreement also contained representations of the Trust that, among other items, it is solvent and had no present intention of filing or acquiescing in any bankruptcy or insolvency proceeding. To the extent that the Trust would so file or acquiesce, the Trust agreed not to contest any motion of the Bank seeking relief from an automatic stay. Upon (i) a breach or violation of any term covenant or condition of the Forbearance Agreement or related documents, (ii) a material breach or default under any of the other loan documents in connection with the Trust indebtedness to the Bank, or (iii) any representation or warranty or other statement contained in the Forbearance Agreement or related documents, or any loan documents in connection with Trust indebtedness to the Bank being false or misleading in any material respect or omitting a material fact necessary to make such representation, warranty or statement not misleading, then the Bank could terminate its forbearance. The Forbearance Agreement has been extended several times, currently to June 30, 2003. See Note 9, Sixth Amendment to Forbearance Agreement.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At September 30, 2002, the Trust owned only the Third Mortgage Note with a balance of $426,171 as of May 7, 2002. The monthly payments due as of the last day of each beginning April 30, 2002, to the present date, have not been paid. An informal notice of default has been delivered to the Payor, Prime Investments LLC. See Note 10, Foreclosure Action By PNC Bank.

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                        9/30/02        6/30/02
                                                        -------        -------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including interest at prime plus 1% (currently
on a default rate of 7.75% on a balance of
$1,131,949.75 and 9.75% on a balance of
$2,615,497), through June 20, 2003, at
which date the unpaid balance is due in full.         $3,747,447     $3,769,447


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

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended September 30, 2002.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2002.

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

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through June 20, 2002, but has made no payment thereafter. Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. The Purchaser has not kept faith with these agreements.

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. All payments due from August 31, 2001 through March 31, 2002 were timely made. The payments due after April 30, 2002 are in default and collection efforts are being made.

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

                     HEALTHCARE INVESTORS OF AMERICA, INC.

              Three Months and Nine Months Ended September 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

RENTAL INCOME. The Trust primarily derives its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income is accrued interest income from the Third Mortgage Note. For the three months ended September 30, 2002, accrued (but not collected) interest income was $70,272 as compared to Rental income of $51,150 and Total revenues of $1,352,170 for the three months ended September 30, 2001. The Bayshore sale was completed on August 6, 2001 resulting in most of the Total revenues allocated to the Gain on Sale of Bayshore. For the nine months ended September 30, 2002, Total revenues of $235,178 compares with Total revenues of $1,666,478 for the nine months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2002 were zero which compares with $10,795 for the three months ended September 30, 2001 and also zero for the nine months ended September 30, 2002 which compares with $75,567 for the nine months ended
September 30, 2001. These comparisons are the result of the one remaining property, Bayshore, being sold on August 6, 2001.

INTEREST EXPENSE. For the three months ended September 30, 2002, interest expense totaled $53,224 as compared to $30,137 for the same period in 2001. For the nine months ended September 30, 2002, interest expense totaled $163,040 as compared to $212,034 for the same period in 2001. This decrease in interest expense is the result of principal reduction on mortgages payable and interest rate changes. Interest expense continues to be shown in the current period(s) and will continue to be shown until the mortgage obligation to PNC Bank is paid in full.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended September 30, 2002, advisory and other fees totaled $7,500 and for the nine months ended September 30, 2002, advisory and other fees totaled $22,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended September 30, 2002 were $8,250 and for the nine months ended September 30,

2002, director's fees and expenses were $24,750. There are three Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended September 30, 2002 were $14,205 which compares with $16,463 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, other operating expenses were $46,152 which compares with $51,021 for the nine month period ending September 30, 2001.

LIQUIDITY AND SOURCES OF CAPITAL. Cash decreased from $99,375 at December 31, 2001 as compared with $90,693 at September 30, 2002. Accounts payable and accrued expenses increased from $67,556 at December 31, 2001 to $185,196 at September 30, 2002. Mortgage notes payable decreased from $3,883,960 at December 31, 2001 to $3,747,446 at September 30, 2002. The decrease is the result of payments of principal on mortgaged property. Distributions in excess of net earnings increased from ($3,836,443) at December 31, 2001 to ($3,857,708) at September 30, 2002.

The Trust has relied solely on rental income to pay its expenses in 2001 and on interest income in 2002. Cash flows provided by operations were ($29,955) for the three months ended September 30, 2002 as compared to ($82,521) for the same period in 2001.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002, the Trust had one asset remaining, the Third Mortgage Note, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 20, 2003.

Management's plans include collection of the note in the current amount of $426,171 and either liquidating or re-capitalizing the Trust.

SALE OF BAYSHORE (FLORIDA PROPERTY). Effective August 6, 2001, the sale of Bayshore was completed. Modifications to the original contract included the following: (1) The sale price was reduced from $5,750,000 to $5,600,000 and the Purchaser agreed to pay the real estate commission of $150,000 direct and outside of escrow; (2) Purchaser accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they come due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. This was not done. (3) Purchaser agreed to assume and pay the Trust debt due the State of Florida, Agency for Health Care Administration in the amount of $249,599. (4) Purchaser acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold Seller harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank.

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through June 20, 2002, but not thereafter. Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intends to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank. Purchaser has not complied with this provision.

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

The actual amount of the Note secured by the Third Mortgage due the Trust is $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and is due and payable in full on July 31, 2002. All payments due from August 31, 2001 through March 31, 2002 were timely made. The payments due April 30, 2002 and thereafter are in default.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002. The advisor has not received any portion of the $80,000 due on July 31, 2002.

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

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of

Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action. A hearing was scheduled and then postponed wherein the Court was to hear a motion for appointment of a receiver. At this current stage of the Foreclosure Suit, Trust management cannot make a determination as to the outcome of the Foreclosure Suit; however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

PART II - OTHER INFORMATION


ITEM 1 THROUGH 4 AND 6.  NOT APPLICABLE.

ITEM 5. MANAGEMENT OF THE ADVISORY COMPANY, HARBOR AMERICAN CAPITAL GROUP, IS CONSIDERING A SALE OF THE ADVISORY COMPANY TO ARIES CAPITAL, LLC, AN ARIZONA LIMITED LIABILITY COMPANY, COMPRISED OF INVESTORS UNAFFILIATED WITH THE ADVISORY COMPANY. MANAGEMENT OF THE REGISTRANT HAS ENTERED INTO A LETTER OF INTENT, THE EFFECT OF WHICH IS TO CONSENT TO THIS SALE. IF THE SALE IS COMPLETED, CONTROL OF THE TRUST WILL CHANGE AS THERE WILL BE NEW CONTROL PERSONS IN THE ADVISORY COMPANY AND THE LETTER OF INTENT PROVIDES FOR THE ISSUANCE OF AN ADDITIONAL 800,000 SHARES OF COMMON STOCK OF THE TRUST AS WELL AS THE ELECTION OF AN ADDITIONAL FOUR DIRECTORS TO THE BOARD OF DIRECTORS OF THE TRUST.

THE CURRENT MEMBERS OF THE BOARD OF DIRECTORS HAVE APPROVED AND AUTHORIZED EXECUTION OF THE LETTER OF INTENT BASED ON THEIR PRELIMINARY ASSESSMENT AND CONCLUSION THAT THE PROPOSAL, AFTER COMPLETION OF ADDITIONAL DUE DILIGENCE BY THE EXISTING BOARD OF DIRECTORS, WILL BE BENEFICIAL TO EXISTING SHAREHOLDERS. BEFORE AN AGREEMENT FORMALIZING THIS CHANGE OF CONTROL WILL BE EXECUTED BY THE CURRENT MEMBERS OF THE BOARD OF DIRECTORS, THE CHANGE WILL BE PRESENTED TO CURRENT SHAREHOLDERS WHO MUST GIVE MAJORITY APPROVAL BEFORE THE ACTION CAN BE FINALIZED. IT IS ANTICIPATED THE BALLOT DESCRIBING THIS CHANGE WILL BE SUBMITTED TO SHAREHOLDERS PRIOR TO DECEMBER 15, 2002.

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

                             HEALTHCARE INVESTORS OF AMERICA, INC.
                                        (Registrant)


Date: November 8, 2002       /s/ F. DALE MARKHAM
                             ---------------------------------------------------
                                 F. Dale Markham
                                 Director, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)