Form 10KSB
period 2002-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2003-04-01
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                                       or

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

Common Stock, $.01 Par Value - 397,600 shares as of March 27, 2002.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

1.   Overview

     Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712. The Trust's advisor is Harbor American Capital Group, an Arizona limited partnership ("HACG" or the "Advisor").

     During 2002, the Trust owned a Note with an original balance of $510,334.08 secured by a third lien Mortgage and Security Agreement collateralized by Watercrest Nursing and Rehabilitation Center, formerly known as Bayshore Convalescent Center, ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located at 16650 West Dixie Highway in North Miami Beach, Florida, which was acquired in March 1988 and sold on August 6, 2001. Principal and interest payments have been paid to May 7, 2002. Subsequent payments are in default. See following paragraph.

2.   Sale of Bayshore and PNC Bank Litigation.

     Effective August 6, 2001, the sale of Bayshore was completed. The purchaser, Prime Investments LLC, ("Prime" or the "Purchaser") accepted title subject to the two mortgages due PNC Bank in the amount of $3,989,666 and agreed to make payments as they came due on the 20th of each month beginning August 20, 2001. Further, the Purchaser agreed to pay the PNC loans in full on or before July 31, 2002. The Purchaser also acknowledged that a transfer of title and placing of new Trust subordinate debt against the property would constitute a default under the terms of the PNC mortgage documents. The Purchaser agreed to accept title with these conditions of default and hold the Trust harmless from any damages that may result from acceleration of the debt and foreclosure on the property by PNC Bank. By letter dated September 5, 2001, PNC Bank notified the Trust and Prime (i) that there was a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC would consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserved its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Following receipt of the September 5, 2001 letter from PNC, Trust management and Prime each contacted PNC and requested that no default action be taken by PNC in consideration of the strong cash equity expended by Prime (approximately $1,000,000); and the assurance by Prime that it would pay PNC in full on or before July 31, 2002. Prime subsequently made timely monthly payments through May 20, 2002 that PNC continued to accept. Beginning with the payment due June 20, 2002, Prime discontinued making these payments.

     On March 11, 2002, PNC Bank filed a foreclosure action for Bayshore in PNC BANK V. HEALTHCARE INVESTORS OF AMERICA, INC., ET AL, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, Harbor American Capital Group ("HACG") Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the HACG, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime. PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action, while at the same time indicating its willingness to cooperate with PNC Bank in any reasonable way that is not detrimental to its shareholders. PNC Bank has filed numerous motions against Prime Investments, LLC and Abraham Shaulson, ("the Shaulson Group") Defendants, to compel, for sequestration of rents, to permit inspections, for the appointment of a receiver, to dismiss the Shaulson Group counterclaim, for civil contempt and for sanctions. At this date, most of the motions remain unresolved and/or have not been set for hearing. PNC Bank has answered the Shaulson Group counterclaim and has raised numerous defenses. PNC Bank has not filed for summary judgment and the case has not been set for trial.

     Trust management at this stage of the Foreclosure Suit cannot make a determination as to the outcome of the Foreclosure Suit, however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure. Although PNC Bank has included nothing in its Complaint regarding recovery of all or any part of the dividend paid to shareholders effective August 21, 2001, there can be no assurance that it won't make some form of recovery effort at some future date.

3.   Third Mortgage Note.

     The amount of the Note secured by the Third Mortgage due the Trust was $510,334.08 at the sale closing. It was payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and was due and payable in full on July 31, 2002. The payments due from August 31, 2001 and through February 28, 2002 were timely made. Thereafter, one payment was made which reduced the balance to $426,171.19 and interest was paid to May 7, 2002. Since that time no payments have been made. Trust counsel advises that action to collect upon acceleration of this Note and foreclosure on Bayshore pursuant to the Third Mortgage must be deferred until PNC Bank has resolved its foreclosure action against the Shaulson Group.

     Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full on or before July 31, 2002. Payment of this fee continues to be dependent on collection of the Prime Investment Note.

4.   Advisory Agreement.

     The Trust currently has a contract for advisory services with HACG. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, LLC, an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners.

     Effective October 1, 2002, a Partnership Purchase Agreement was entered into with Aries Capital Partners, L.L.C., an Arizona limited liability company, ("Aries") whereby the general and limited partnership interests of HACG would be sold to Aries. The intent of this sale was to transfer to Aries all title, rights and ownership of the advisory contract between the Trust and HACG. See
Item 4, Submission of Matters to a Vote of Security Holders.

     The Trust's continuing plan of operation for the 2003 fiscal year (ending December 31, 2003) is as follows: The Trust intends to continue in its efforts to collect the balance due from Prime on the Note in the original amount of $510,334 although there can be no assurance that the Trust will have any success in collecting the balance due from Prime. Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders have voted on February 22, 2003, to go forward with this recapitalizing plan. See Item 4, Submission of Matters to a Vote of Security Holders. New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

5.   Recapitalization of Trust.

     Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See Item 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     When financial resources are available, the Trust's primary business and industry segment is intended to be changed to invest in such income producing real estate as retail stores and high yield mortgages. The Trust also may invest in other commercial, industrial, and residential income-producing properties through similar means.

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

     The investment objectives of the Trust are (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders original invested capital. When and if financial resources are available, the Trust intends to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. To the extent funds are not fully invested in real properties or mortgage loans, the Trust may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit,
(v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies. If the determination to re-capitalize the Trust is not finalized, it will liquidate and disburse any remaining funds, after payment of Trust expenses, including the PNC Bank indebtedness, to shareholders.

     The current and anticipated business of the Trust is not seasonal. The results of operations of the Trust will depend upon the availability of (i) capital to the Trust, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Trust, the Trust will be competing for acceptable investments with other financial institutions, syndicators, other REITS, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Trust in the future) that may have similar objectives to those of the Trust. Substantially all competitors currently have greater resources than the Trust, its directors, Advisor and its affiliates. Further, certain of the directors of the Trust and officers and directors of the general partner of the Advisor and its affiliates are engaged for their own account, or on behalf of other entities, in the type of activities in which the Trust intends to be engaged. Thus, the Trust could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.

     The Trust, as of December 31, 2002, did not directly employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory Agreement. See Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Compliance With Section 16(a) of the Exchange Act and Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                  RISK FACTORS

IN CONSIDERING WHETHER TO ACQUIRE OUR COMMON STOCK, YOU SHOULD CONSIDER CAREFULLY THE RISKS ASSOCIATED WITH THE OWNERSHIP OF OUR COMMON STOCK. THESE RISKS ARE DESCRIBED IN DETAIL BELOW. YOU SHOULD CONSIDER CAREFULLY THESE RISK FACTORS, TOGETHER WITH ALL OF THE OTHER INFORMATION IN THIS REPORT.

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We incurred operating losses during much of our history. Our accumulated deficit totaled approximately $3,865,551 as of December 31, 2002. We reported operating losses in 2002 of $29,108 and would have had a loss in 2001 if we had not shown the gain on sale of Bayshore.

     If we are not able to restore our profitability, which will depend largely on our ability to substantially increase sales, reduce fixed operating costs, and limit the growth of overhead and direct expenses, the market price of our common stock could decrease and our business and operations could be negatively impacted.

OUR INABILITY TO OBTAIN FINANCING IN ADEQUATE AMOUNTS AND ON ACCEPTABLE TERMS NECESSARY TO OPERATE OUR BUSINESS OR REPAY OUR DEBT OBLIGATIONS COULD NEGATIVELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND LIQUIDITY.

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We believe that our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. There can be no assurance that we will have sufficient capital resources to permit us to continue implementation of our business plan, and we may need to seek additional external debt and/or equity financing to fund our operations in 2003 and beyond.

     If we are unable to obtain additional capital on terms that are acceptable to us, it will negatively impact our business, financial condition and liquidity.

     If we are unable to maintain compliance with the financial covenants in our debt agreements we may be required to significantly curtail our operations and it would have a material adverse impact on our liquidity and financial condition.

IF WE ARE UNABLE TO ATTRACT AND KEEP EMPLOYEES WITH THE REQUISITE LEVELS OF EXPERTISE, IT COULD NEGATIVELY IMPACT OUR ABILITY TO CONDUCT BUSINESS BY REDUCING REVENUES OR INCREASING OPERATING EXPENSES.

     Our business requires a significant amount of expertise in a wide variety of functions. We may not be able to maintain employees with the requisite levels of expertise or to attract and keep these employees in the future. Our failure to attract and keep employees with the requisite levels of expertise could negatively impact our ability to conduct business by reducing revenues or increasing operating expenses.

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR NEWLY ADOPTED GROWTH STRATEGY, OUR BUSINESS MAY SUFFER WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

     Our Company currently lacks the capital needed to grow our business and implement the new business plan adopted at the February 22, 2003 Special Stockholders Meeting. If we are unable to implement our new business plan, the operations of the Company may not be able to recover.

AS A RESULT OF OUR ACQUISITION OR LEASE OF REAL ESTATE, WE MAY BECOME LIABLE FOR THE REMEDIATION AND/OR REMOVAL OF HAZARDOUS OR TOXIC SUBSTANCES FROM THAT REAL ESTATE WHICH COULD RESULT IN A DECREASE IN OUR OPERATING INCOME AND STOCK PRICE.

     From time to time, we may acquire or lease income properties that have storage facilities. Under various U.S. federal, state, or local environmental laws, ordinances, and regulations, we could be required to investigate and clean up hazardous or toxic substances or chemical releases at properties we acquire or lease. We could also be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred by those parties in connection with any contamination. The costs of investigation, remediation, or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate a property, may adversely affect our ability to sell or rent a property or to borrow using a property as collateral. In addition, we could be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from these properties, which could result in a decline in our stock price.

TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS AND THE PRICE OF OUR COMMON STOCK.

     Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce and caused major instability in financial markets throughout the United States. The continued threat of terrorism within the United States and the military action and heightened security measures in response to the threat may cause significant disruption to commerce throughout the country and instability in the financial markets. To the extent that the disruptions result in delays or cancellations of customer orders, a general decrease in spending on our products and services, (including products and services of our tenants), or a general decline in economic conditions, our ability (or our tenants' ability) to effectively market, manufacture or ship our products, our business results of the operations and stock price could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses to it will result in any long-term commercial disruptions or if the threat or responses will have any long-term material adverse effect on our business, results of operations, financial condition, or the price of our common stock.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INDUSTRY IN WHICH WE OPERATE WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK PRICE.

     Our business operates in the highly competitive real estate industry. For example, our intention to compete to originate quality, high rate mortgage loans and/or to acquire quality income producing real estate will put us in competition with a large variety and number of others with similar goals.

ITEM 2. DESCRIPTION OF PROPERTY

     BAYSHORE. Bayshore consists of a one story structure built in 1963 and a two story addition built in 1968. The structure totals 35,294 square feet and contains 150 beds. The Property is located on an approximately 49,704 square foot parcel of real estate at 16650 West Dixie Highway in North Miami Beach, Florida.

     THE BAYSHORE NOTE. Upon closing of the sale of Bayshore to Prime, the Trust accepted a Note ("the Third Mortgage Note") in the amount of $510,334 payable in monthly payments of $15,000 including principal and interest at the rate of 10% per annum. The Third Mortgage Note is secured by a third mortgage and matured on July 31, 2002. As of March 17, 2003, the balance due from Prime on said Third Mortgage Note is $426,171, interest is paid to May 7, 2002 and the Note is in default subject to the PNC Bank foreclosure action. No action can be taken to collect on this Trust asset until the PNC Bank foreclosure action has been resolved.

     THE BAYSHORE LOAN. The First Mortgage secures a loan from the PNC Bank that has a balance of $2,615,497 plus past due interest and principal in the amount of $266,722 as of February 20, 2003. In addition, the Bayshore Loan is secured by a $1,131,950 Second Mortgage, plus $119,625 past due principal and interest, which resulted from the sales of the two Colorado Properties effective August 6, 1998,being insufficient to pay off the loan on the Colorado Properties. No payments on either of these loans have been made since June 20, 2002 and PNC Bank has instituted a foreclosure action.

     Although the Trust's PNC Bank Notes mature on June 20, 2003, they are currently due and payable as a result of receipt of the Acceleration Notice dated February 4, 2002. . PNC Bank has filed the Foreclosure Action as a result of the Prime sale being closed without securing PNC Bank's approval of such sale. See Item 1, Business, General Development of Business, Sale of Bayshore and PNC Bank Litigation.


ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys' fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. During 2001 and 2002, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

     On March 11, 2002, PNC Bank filed the Foreclosure Suit in connection with Bayshore. See Item 1, Business; General Development of Business; Sale of Bayshore and PNC Bank Litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Although the Trust did not submit any matters to a vote of security holders in the fourth quarter of 2002, the Trust held a special meeting of shareholders on February 22, 2003, at which time shareholders approved the following:

     1) Amendment of the By-Laws of the Company to increase the board of directors from 5 directors to 7 directors;
     2) the election of four additional directors to the board of directors of the company, as named in the proxy statement, for a term of three years, or until each of their respective successors has been duly elected and qualified.
     3) approval of a change of control of the ownership of the Company to Aries Capital Partners, LLC;
     4) in consideration of Aries Capital Partners, LLC indemnifying and holding harmless the directors and shareholders of the Company, the issuance of 800,000 shares of Common Stock of the Company, par value $0.0l, to Aries Capital Partners, LLC.

     All issues passed by majority vote of the declared quorum of shareholders of record.

     In addition to the current directors, Grady P. Hunter, F. Dale Markham and Charles Trefzger, who will serve until replaced or reelected, Aries Capital Partners recommended the four additional directors: James Marshall Boyce, Mary
D. Cozza, James B. Kylstad and Joel Woldorf. None of the Directors is considered to be an affiliated director.

     Biographies of the newly elected board members are as follows:

     JAMES MARSHALL BOYCE, Age 56, He is currently Vice President of First International Bank & Trust, located in Scottsdale, AZ. Mr. Boyce is primarily responsible for analyzing and underwriting all types of residential and commercial construction loans, and permanent loans on apartments, strip centers, and other commercial buildings. From 1994-2001, Mr. Boyce served as a Senior Vice President of Western Security Bank in Scottsdale, Arizona. From 1992 until 1994, Mr. Boyce was a loan officer with Annapolis Mortgage Corporation located in Phoenix, AZ. From 1974-1992, Mr. Boyce held a number of senior bank positions with a variety of institutions in Arizona, Kansas and Missouri, all positions having been involved with commercial loans. Mr. Boyce attended Kansas State College and received his B.S. degree in 1969 in Business Administration and Economics. In 1981, he graduated from the Omega Commercial Lending School in St. Louis, MO. In 1978, he graduated from the National School of Real Estate Finance in Columbus, OH.

     MARY D. COZZA, Age 44, From September 2000 - present, Ms. Cozza has held numerous positions with QCP Incorporated, located in San Diego, and a wholly owned subsidiary of Qualcomm, Inc., including Vice President of Sales Operations and Vice President Customer and Product Support. From 1997-2000, she was employed with Qualcomm, Inc. in numerous positions including Director of Customer and Product Support Operations and Senior Manager of Business Development. From 1994-1997, she served as President and General Manager of PdMA Corporation. From 1992-1994, she was District Manager for CR Services. She has a B.S. in Business Administration and Marketing from the University of Northern Colorado.

     JAMES B. KYLSTAD, Age 50, He is currently a director and CEO of Why USA Financial Group, a national real estate franchise and mortgage bank, located in San Diego, having held this position since February 2001. Why USA Financial Group has its common stock registered under the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of the Exchange Act. From 1983 -2001, Mr. Kylstad held numerous positions with American Home Capital Corporation, located in San Diego, including CEO and Chairman of the board of directors from July 1994-January 2001. From 1983-July 1994, he served as Executive Vice President and a director. American Home Capital Corporation was also a public reporting company. From March 1981-October 1983, he served as Chief Operating Officer and director of the Bank of Southern California.

     JOEL WOLDORF, Age 62, He is currently Managing Partner of Woldorf and Company, CPAs and Financial Consultants in Scottsdale, AZ, engaging in business consulting, business evaluation, litigation support, tax planning and tax preparation. Mr. Woldorf has been licensed as a Certified Public Accountant from 1968 in the Commonwealth of Pennsylvania and since 1989 in the state Arizona. During this period, Mr. Woldorf was Account Manager for Laventholl Kmersein, Horwath & Horwath. He also holds Series 6 and 63 licenses with Sentra Securities Corporation, which permit him to advise on annuities and mutual funds. Mr. Woldorf serves on the Advisory Council as a Member with CPAs of Arizona, LLC, a financial resource for taxpayers and investors. He is a Graduate of Temple University, with a BS in Business Administration.

     As a result of the shareholder approval, Aries Capital Partners, LLC assumed management control of Harbor American Capital Group, the Advisor to the Registrant. Aries Capital Partners LLC is an entity established solely for the purposes of this transaction. Its business is located at Hopi Station #4284, Scottsdale, AZ 85261. The ownership of Aries Capital Partners, LLC is as follows: 100% owned by New Bridge Capital Partners LLC, for whom the Managing Member is Chad M. Harrington, located at Hopi Station #4284, Scottsdale, AZ 85260.

     CHAD M. HARRINGTON, Age 34, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies from 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.

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

     The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As  of  March  27,  2003,   there  were  397,600  shares  of  Common  Stock
outstanding, which were owned by approximately 421 holders of record.

DIVIDENDS

     The Trust declared a dividend on the Common Stock in the amount of $1.25 per share on August 21, 2001 to shareholders of record on August 14, 2001. No dividends were paid in 2002. Under the Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

     For the year ended December 31, 2002, the Trust had a Net Loss of $29,108 ($0.07) per share, as compared to net income of $1,163,503, or $2.93 per share for 2001.

     REVENUES. The Company has historically primarily derived its revenues from the leasing of facilities to healthcare providers. Revenues for the year ended December 31, 2002 were derived only from interest received on its Third Mortgage Note and payments on this Note were not made after May 7, 2002. Thus, Total
Revenues in 2002 were $426,185 compared with Total Revenues in 2001 of $1,758,337 which included a Gain on Sale of the Bayshore property of $1,256,587. Thus, the decrease in revenues was due to the gain on sale of the one remaining property in 2001 and the drop in interest income resulting from default in 2002 and non-payment on the Note secured by a Third Mortgage that arose from said sale.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 2002 were zero, as compared with $80,758 for the year ended December 31, 2001. The Bayshore property was the only depreciable asset in 2001 and since it was sold in 2001, there was no remaining asset to be depreciated.

     INTEREST EXPENSE. For the year ended December 31, 2002, interest expense totaled $342,467 similar to the $344,821 for the year ended December 31, 2001.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 2002 were $63,000 similar to the $63,988 paid for the year ended December 31, 2001 in regular fees due. Additionally, the Advisor was paid $70,000 of the $150,000 fee due as a disposition fee on the sale of Bayshore. This $70,000 was netted out in the calculation of the Gain on Sale of Property.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2002 were $49,826, an 85% increase over the $26,916 for the year ended December 31, 2001. This increase is primarily the result of increased legal costs caused by the PNC foreclosure litigation.

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

LIQUIDITY

     Cash decreased from $99,375 at December 31, 2001 to $72,126 at December 31, 2002. Notes receivable are listed at $4,413,590 as of December 31, 2002. This notes receivable reflects the sale of the remaining asset and is listed as such since the assumption of the underlying debt was not approved by the mortgage holder. Building and improvements are reduced to zero at December 31, 2002 due to the sale in 2001 of Bayshore, the remaining asset. Mortgage Notes payable decreased from $3,883,960 at December 31, 2001 to $3,747,446 at December 31, 2002. This decrease was the result of payments of principal on the mortgaged property. Distributions in excess of net earnings increased from ($3,836,443) at December 31, 2001 to ($3,865,551) at December 31, 2002.

     The Trust has relied solely on mortgage note income to pay its expenses in 2002 and on rental income to pay its expenses in 2001. Cash flows provided by operations were ($56,898) in 2002 and $40,174 in 2001. Mortgage Note Income in 2002 was limited to three payments.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had only one remaining asset in 2002, the Note secured by a Third Mortgage, thus limiting cash flows available to pay operating expenses. See Item 2, DESCRPTION OF PROPERTY, The Bayshore Note. Although mortgage notes payable on the Trust's property mature on June 20, 2003, demand for payment in full was made by the PNC Bank on February 11, 2002 and on March 11, 2002, PNC Bank filed a foreclosure action. See Item 1. DESCRIPTION OF BUSINESS - General Development of Business, Sale of Bayshore and PNC Bank Litigation. The current maturity of the Trust's notes payable and accumulated recurring operating losses raise a substantial doubt about the Trust's ability to continue as a going concern for a reasonable period of time.

     Management's plans include defending against the PNC Bank Foreclosure Suit and developing new business through recapitalization efforts. See Item 1, DESCRIPTION OF BUSINESS - General Development of Business, Recapitalization of Trust.

     Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders.

     Further, there can be no assurance that the Trust will be successful in its defense against the Foreclosure Suit. If the Trust is not successful, Trust management cannot ascertain the loss or range of loss that might result. See
Item 1, Business; General Development of Business; Sale of Bayshore and PNC Bank Litigation

     Much national attention is currently focused on healthcare reform. New Trust management believes recapitalization of the Trust and subsequent investment in other kinds of income producing real estate will enable it to increase shareholder value.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     The financial statements are listed herein beginning on page F-1.


              The remainder of this page intentionally left blank.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

Name                      Age   Position Presently Held         Director From
----                      ---   -----------------------         -------------

James B. Kylstad          50    Director. Elected Chairman     February 22, 2003
                                of the Board and Chief         to Present
                                Executive Officer on
                                March 14, 2003.

F. Dale Markham           73    Director.  Re-elected as       1987 to Present
                                President on March 14, 2003

Grady P. Hunter           69    Director.  Elected Vice        1987 to Present
                                President on March 14, 2003

Charles E. Trefzger, Jr.  44    Director                       1996 to Present

James Marshall Boyce      56    Director.  Elected Treasurer   February 22, 2003
                                and Chief Financial Officer    to Present
                                on March 14, 2003

Mary D. Cozza             44    Director.  Elected Secretary   February 22, 2003
                                on March 14, 2003              to Present

Joel H. Woldorf           62    Director. Appointed Chairman   February 22, 2003
                                of both the Audit and          to Present
                                Compensation Committees on
                                March 14, 2003.

     Aries Capital Partners, LLC is considered a Control Person by virtue of the vote of Shareholders at the Special Election held on February 22, 2003 wherein 800,000 shares of the common stock of the Registrant was authorized to be issued to Aries Capital Partners, LLC. Issuance of these shares is being processed as of March 27, 2003.

GENERAL

     The Directors of the Trust are responsible for the management and control of the affairs of the Trust but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Trust. The Advisor also serves as a consultant in connection with the investment policy decisions made by the Directors and supervises, subject to direction of the Directors, and performs the day-to-day operations of the Trust. The By-laws of the Trust provide that a majority of the Trust's Directors must be unaffiliated with the Advisor and its affiliates ("Unaffiliated Directors"). The remaining Directors may be affiliates of the Trust ("Affiliated Directors"). The By-laws were amended on February 22, 2003 to provide that the Trust should have seven directors and four new directors were elected as of February 22, 2003.

OFFICERS AND DIRECTORS OF THE TRUST

     The Directors and principal officers of the Trust and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, are as follows:

     GRADY P. HUNTER has served as a Director of the Trust since its formation in 1987 and as Vice President since March 14, 2003. Mr. Hunter was the Executive Vice President and Chief Operating Officer of RSI, Inc. and similarly of RSI Properties, Inc. both headquartered in Cranberry Township, PA, from October, 1995 through June, 1999. He is now retired. RSI, Inc. and RSI Properties, Inc. were engaged in a national effort to develop and operate programs and facilities serving frail, chronically impaired elderly in an assisted living setting. Mr. Hunter was Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania ("LAS") from April 1991 to 1995. LAS is an owner and operator of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania. From January, 1988 until April, 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long term care and assisted living facilities for the frail elderly. Mr. Hunter served as Executive Vice President and division Chief Executive Officer for Stanley Smith Security, Inc. ("Smith") from 1973 to 1987. Smith is one of the top ten international contract and consulting services companies providing electronic, transportation, security, manpower and facility operations support services.

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

     JAMES MARSHALL BOYCE, Age 56, He is currently Vice President of First International Bank & Trust, located in Scottsdale, AZ. Mr. Boyce is primarily responsible for analyzing and underwriting all types of residential and commercial construction loans, and permanent loans on apartments, strip centers, and other commercial buildings. From 1994-2001, Mr. Boyce served as a Senior Vice President of Western Security Bank in Scottsdale, Arizona. From 1992 until 1994, Mr. Boyce was a loan officer with Annapolis Mortgage Corporation located in Phoenix, AZ. From 1974-1992, Mr. Boyce held a number of senior bank positions with a variety of institutions in Arizona, Kansas and Missouri, all positions having been involved with commercial loans. Mr. Boyce attended Kansas State College and received his B.S. degree in 1969 in Business Administration and Economics. In 1981, he graduated from the Omega Commercial Lending School in St. Louis, MO. In 1978, he graduated from the National School of Real Estate Finance in Columbus, OH.

     MARY D. COZZA, Age 44, From September 2000 - present, Ms. Cozza has held numerous positions with QCP Incorporated, located in San Diego, and a wholly owned subsidiary of Qualcomm, Inc., including Vice President of Sales Operations and Vice President Customer and Product Support. From 1997-2000, she was employed with Qualcomm, Inc. in numerous positions including Director of Customer and Product Support Operations and Senior Manager of Business Development. From 1994-1997, she served as President and General Manager of PdMA Corporation. From 1992-1994, she was District Manager for CR Services. She has a B.S. in Business Administration and Marketing from the University of Northern Colorado.

     JAMES B. KYLSTAD, Age 50, He is currently a director and CEO of Why USA Financial Group, a national real estate franchise and mortgage bank, located in San Diego, having held this position since February 2001. Why USA Financial Group has its common stock registered under the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of the Exchange Act. From 1983 -2001, Mr. Kylstad held numerous positions with American Home Capital Corporation, located in San Diego, including CEO and Chairman of the board of directors from July 1994-January 2001. From 1983-July 1994, he served as Executive Vice President and a director. American Home Capital Corporation was also a public reporting company. From March 1981-October 1983, he served as Chief Operating Officer and director of the Bank of Southern California.

     JOEL WOLDORF, Age 62, He is currently Managing Partner of Woldorf and Company, CPAs and Financial Consultants in Scottsdale, AZ, engaging in business consulting, business evaluation, litigation support, tax planning and tax preparation. Mr. Woldorf has been licensed as a Certified Public Accountant from 1968 in the Commonwealth of Pennsylvania and since 1989 in the state Arizona. During this period, Mr. Woldorf was Account Manager for Laventholl Kmersein, Horwath & Horwath. He also holds Series 6 and 63 licenses with Sentra Securities Corporation, which permit him to advise on annuities and mutual funds. Mr. Woldorf serves on the Advisory Council as a Member with CPAs of Arizona, LLC, a financial resource for taxpayers and investors. He is a Graduate of Temple University, with a BS in Business Administration.

     At the Board of Directors meeting held March 14, 2003, Mr. James B. Kylstad was elected to serve as Chairman; Mr. F. Dale Markham was elected to serve as President; Mr. Grady P. Hunter was elected to serve as Vice President; Ms. Mary

D. Cozza was elected to serve as Secretary; and Mr. J. Marshall Boyce was elected to serve as Treasurer and Chief Financial Officer of the Trust.

OFFICERS AND DIRECTORS OF THE ADVISOR

     Effective March 1, 1998 the Trust entered into a contract for advisory services with HACG and this contract has been extended through December 31, 2003. Effective February 22, 2003, the partnership interests in HACG were sold to Aries Capital Partners, L.L.C. The new general partner of HACG is Aries Capital Partners which is owned by New Bridge Capital Partners, LLC. Mr. Chad M. Harrington is the Managing Member of New Bridge Capital Partners.


ITEM 10. EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 2002. F. Dale Markham, President and Treasurer of the Trust during 2002, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 2002, 2001and 2000, respectively.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

     Name and Principal Position        Year              Total Compensation
     ---------------------------        ----              ------------------

     F. Dale Markham, Chairman of       2002                 $11,000 paid
     the Board, President and Chief     2001                 $11,000 paid
     Financial Officer                  2000                 $11,000 paid


     The Trust paid or accrued annual directors' fees of $11,000 each to the unaffiliated Directors in 2002, 2001 and 2000.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 2002.

     The Company does not have any equity compensation plans, other than the Employee Stock Option plan previously approved by our stockholders. No stock has ever been issued under the terms of this plan.


              The remainder of this page intentionally left blank.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 27, 2003 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                                                                  Percentage of Outstanding
                                                                  Shares Owned After Share
                                                                  Issuance Approved by
                                                                  Shareholders on
                                                                  February 14, 2003.
                                                                  (800,000 Shares in
                                        Amount and Nature of      process of being issued
     Name of Beneficial Owner           Beneficial Ownership      as of March 27, 2003).
     ------------------------           --------------------      -------------------------
     Aries Capital Partners, LLC          800,000 Shares                   66.80%

     Sutter Opportunity Fund 2, LLC        79,399 Shares                   6.63%

     Grady P. Hunter                        2,500 Shares                   0.21%

     F. Dale Markham                        3,000 Shares                   0.25%

     All Directors and Officers             5,500 Shares                   0.46%



Note: Harbor American Capital Group agreed to distribute to each Unaffiliated Director, prior to 1989, as additional compensation, 1,000 shares of Trust Common Stock for each of the first three fiscal years of the Trust. As of the date hereof, Harbor American Capital Group has neither purchased any such shares from the Public Offering nor has it purchased such shares from broker dealers since the termination of the Public Offering. Discussions between Harbor American Capital Group and Mr. Hunter, the only Unaffiliated Director involved, have been held as to the elimination of this distribution to the Unaffiliated Director; however, no final agreement has been reached with respect to this form of compensation.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth following summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 2002: There were no transactions between the Trust and Sutter Opportunity Fund 2, LLC, nor Aries Capital Partners, LLC nor any of the Trust Directors in the year ending December 31, 2002, nor through the period ending March 27, 2003.

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

ADVISORY FEES

     During the fiscal year ended December 31, 2002, the Trust paid Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $30,000. Effective February 22, 2003, Aries Capital Partners, LLC purchased the interests of all previous partners of HACG.

     As a result of the shareholder approval, Aries Capital Partners, LLC assumed management control of Harbor American Capital Group, the Advisor to the Registrant, effective February 22, 2003. Aries Capital Partners LLC is an entity established solely for the purposes of this transaction. Its business is located at Hopi Station #4284, Scottsdale, AZ 85261. The ownership of Aries Capital Partners, LLC is as follows: 100% owned by New Bridge Capital Partners LLC, for whom the Managing Member is Chad M. Harrington, located at Hopi Station #4284, Scottsdale, AZ 85260.

     CHAD M. HARRINGTON, Age 34, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies from 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements

     The following financial statements of Healthcare Investors of America, Inc. are included.

     Independent Auditor's Report - Years ended
        December 31, 2002 and 2001.                                         F-1
     Balance sheets - December 31, 2002 and 2001.                           F-2
     Statements of operations - Years ended December 31, 2002 and 2001.     F-3
     Statements of cash flows - Years ended December 31, 2002 and 2001.     F-4
     Notes to financial statements - December 31, 2002 and 2001.            F-5


REPORTS ON FORM 8-K

     A Form 8-K was filed on March 7 2003, reporting on the Special Meeting of Shareholders held on February 22, 2003. At this meeting, the shareholders voted to approve the following:

     1) Amendment of the By-Laws of the Company to increase the board of directors from 5 directors to 7 directors;
     2) The election of four additional directors to the board of directors of the company, as named in the proxy statement, for a term of three years, or until each of their respective successors has been duly elected and qualified.
     3) Approval of a change of control of the ownership of the Company to Aries Capital Partners, LLC;
     4) In consideration of Aries Capital Partners, LLC indemnifying and holding harmless the directors and shareholders of the Company, the issuance of 800,000 shares of Common Stock of the Company, par value $0.0l, to Aries Capital Partners, LLC.


ITEM 14. CONTROLS AND PROCEDURES DISCLOSURE

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

EXHIBITS

     See attached list of Exhibits.



              The remainder of this page intentionally left blank.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2003             HEALTHCARE INVESTORS OF AMERICA, INC.

                                   BY: /s/ F. Dale Markham
                                       -----------------------------------------
                                       Director and President

Dated:  March 27, 2003             BY: /s/ J. Marshall Boyce
                                       -----------------------------------------
                                       Director, Treasurer (Principal Executive,
                                       Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated:  March 27, 2003             BY: /s/ James B. Kylstad
                                       -----------------------------------------
                                       James B. Kylstad, Director and
                                       Chairman of the Board

Dated:  March 27, 2003             BY: /s/ F. Dale Markham
                                       -----------------------------------------
                                       F. Dale Markham, Director and President

Dated:  March 27, 2003             BY: /s/ Grady P. Hunter
                                       -----------------------------------------
                                       Grady P. Hunter, Director and Vice
                                       President

Dated:  March 27,2003              BY: /s/ Mary D. Cozza
                                       -----------------------------------------
                                       Mary D. Cozza, Director and Secretary

Dated:  March 27, 2003             BY: /s/ J. Marshall Boyce
                                       -----------------------------------------
                                       J. Marshall Boyce, Director, Treasurer
                                       and Chief Financial Officer (Principal
                                       Executive, Financial and Accounting
                                       Officer)

Dated:  March 27, 2003             BY: /s/ Charles E. Trefzger
                                       -----------------------------------------
                                       Charles E. Trefzger, Jr., Director

Dated:  March 27, 2003             BY: /s/ Joel H. Woldorf
                                       -----------------------------------------
                                       Joel H. Woldorf, Director

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

10.104* Master Facility Lease, dated as of July 30, 1999, by and between the Trust and Watercrest Nursing and Rehabilitation Center, Inc., filed as Exhibit 10.2 to Form 8-K filed September 15, 1999.

10.105 Stock Purchase Agreement dated January 27, 2003 by and between Healthcare Investors of America, Inc. and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form KSB filed March 31, 2003.

10.106 First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Investors, Inc.) filed as Exhibit 10.106 to Form KSB filed March 31, 2003.

99.1           Certification of James B. Kylstad, Chief Executive Officer

99.2           Certification of J. Marshall Boyce, Chief Financial Officer

99.3 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James B. Kylstad, Chief Executive Officer

99.4 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
               J. Marshall Boyce, Chief Financial Officer


*Incorporated by reference

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


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 2002 and 2001 and the related statements of operations and distributions in excess of net earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

S.E.Clark & Company, P.C.


Tucson, Arizona
March 28, 2003

          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                               seclarkcpa@aol.com

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                 Balance Sheets

                        As of December 31, 2002 and 2001

                                                              2002           2001
Assets:                                                   -----------    -----------
Cash and cash equivalents                                 $    72,126    $    99,375
Notes and interest receivable                               4,413,590      4,339,780
                                                          -----------    -----------

     Total Assets                                         $ 4,485,716    $ 4,439,155
                                                          ===========    ===========

Liabilities and Stockholders' Equity (Deficiency):

Mortgage notes payable                                    $ 3,747,446    $ 3,883,960
Interest payable                                              212,183             --
Accounts payable and accrued expenses                          67,556         67,556
Commissions payable                                            80,000         80,000
Disputed claims                                                92,623         92,623
Deferred gain on sale of property                             494,660        494,660
                                                          -----------    -----------
     Total Liabilities                                      4,694,468      4,618,799
                                                          -----------    -----------

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000
   shares authorized, 397,600 shares issued
   and outstanding                                              3,976          3,976
Paid in capital                                             3,652,823      3,652,823
Distributions in excess of net earnings                    (3,865,551)    (3,836,443)
                                                          -----------    -----------
     Total Stockholders' Equity (Deficiency)                 (208,752)      (179,644)
                                                          -----------    -----------

Total Liabilities and Stockholders' Equity (Deficiency)   $ 4,485,716    $ 4,439,155
                                                          ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                   Statements of Operations and Distributions
                            In Excess of Net Earnings

                 For the Years Ended December 31, 2002 and 2001

                                                         2002           2001
                                                     -----------    -----------
Revenues:

     Interest income                                 $   386,639    $   169,752
     Rental income                                            --        331,998
     Gain on sale of property                                 --      1,256,587
     Other income                                         39,546             --
                                                     -----------    -----------
                                                         426,185      1,758,337
Expenses:

     Depreciation and amortization                            --         80,758
     Interest expense                                    342,467        344,821
     Advisor and directors fees and expenses              63,000         63,988
     Other operating expenses                             49,826         26,916
     Bad debt expense                                         --         78,351
                                                     -----------    -----------
                                                         455,293        594,834
                                                     -----------    -----------

Net Income (Loss)                                    $   (29,108)   $ 1,163,503
                                                     ===========    ===========

Net Income (Loss) Per Share (Basic and Diluted)      $      (.07)   $      2.93
                                                     ===========    ===========

Weighted Average Shares Outstanding                      397,600        397,600
                                                     ===========    ===========

Distributions In Excess of Net Earnings:

     Beginning of year                               $(3,836,443)   $(4,502,946)

     Net income (loss)                                   (29,108)     1,163,503

     Distributions                                                    (497,000)
                                                     -----------    -----------
     End of year                                     $(3,865,551)   $(3,836,443)
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                         2002           2001
                                                     -----------    -----------
Cash Flows From Operations:

Net Income (Loss)                                    $   (29,108)   $ 1,163,503

Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
      Depreciation and amortization                           --         80,758
      Gain on sale of property                                --     (1,256,587)
      Changes in assets and liabilities:
         Interest receivable                            (239,973)            --
         Prepaid expenses                                     --         50,000
         Interest payable                                212,183             --
         Accounts payable and accrued expenses                --          2,500
                                                     -----------    -----------
Net cash provided by (used for) operating activities     (56,898)        40,174
                                                     -----------    -----------

Cash Flows From Investing Activities:

  Property sale related items:
     New notes receivable                                     --     (4,500,000)
     Principal received on notes receivable              166,163        160,220
     Sale of property                                         --      5,089,998
                                                     -----------    -----------
Net cash provided by (used for) investing activities     166,163        750,218
                                                     -----------    -----------

Cash Flows From Financing Activities:

  Payments on long-term borrowings                      (136,514)      (214,820)
  Additions to long-term borrowings                           --             --
  Distributions                                               --       (497,000)
                                                     -----------    -----------
Net cash used for financing activities                  (136,514)      (711,820)
                                                     -----------    -----------
Cash and Cash Equivalents:

Increase (decrease) during year                          (27,249)        78,572

Beginning of year                                         99,375         20,803
                                                     -----------    -----------
End of year                                          $    72,126    $    99,375
                                                     ===========    ===========

     No income taxes are due or payable. 2001 interest expense approximates interest paid. 2002 interest paid approximates $130,000.



   The accompanying notes are an integral part of these financial statements.

NOTE 1: ORGANIZATION

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor"). The Trust engages in acquiring and leasing healthcare facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. On February 22, 2003, the shareholders approved a change of control which may expand the business plan of the Trust.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the realization and recovery of asset carrying values that might be necessary should the Trust be unable to continue as a going concern.

The Company's mortgage notes payable matured on June 20, 1997 and PNC Bank demanded payment in full by letter dated August 15, 1997. Subsequently, the Trust and the Bank entered into a Forbearance Agreement (the "Forbearance Agreement"), whereby the Bank agreed to forbear from exercising its remedies. In the agreement, the Trust agreed, among other things, to waive any defenses, offset or claims it may have as of the date of the Forbearance Agreement against the Bank related to the outstanding debt of the Trust to the Bank.

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

The Trust's continuing plan of operation for the 2003 fiscal year (ending December 31, 2003) includes continued efforts to collect the balance due from Prime Investments, LLC on the Note in the original amount approximating $510,000 and recapitalization of the Trust. The plan more specifically includes investment primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Trust considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

(2)  BUILDINGS  AND   IMPROVEMENTS   -   Depreciation   is  computed  using  the
straight-line method over the useful lives of the assets which have been estimated to be 7 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3) LOAN COSTS - Loan costs are deferred and amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION - Rental income from operating leases is recognized as earned over the life of the lease agreements.

(5) INCOME TAXES - As of December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $2,432,000 which will expire, beginning in 2013.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7) USE OF ESTIMATES - Management has made certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The most critical estimate is the estimate of the amount realizable from the pending foreclosure of the collateral property to pay the 1st and 2nd mortgages due PNC Bank, and the 3rd mortgage due the Trust. Management estimates that the fair market value of this property is sufficient to fully recover the note principal and accrued interest as of December 31, 2002.

NOTE 3: NOTES AND INTEREST RECEIVABLE

                                                         12/31/02      12/31/01
                                                        ----------    ----------
Real estate sale contract receivable in monthly
installments of $44,150, including interest at
prime plus a penalty rate (currently $2,615,496
at 9.25% and $1,131,950 at 7.25%), due July 31, 2002    $3,747,446    $3,883,960

Note collateralized by a third mortgage, originally
approximating $510,000, with monthly payments of
$15,000, including 10% per annum interest,
commencing August 31, 2001, due on July 31, 2002.          426,171       455,820

Interest earned, but unpaid through December 31, 2002      239,973            --
                                                        ----------    ----------
                                                        $4,413,590    $4,339,780
                                                        ==========    ==========


The monthly payments due on the third mortgage were paid through March 2002 with accrued interest paid through May 7, 2002. The subsequent payments and balance due on July 31, 2002 have not been paid.

In accordance with FAS 114 and 118, management will provide an allowance on impaired loans to the extent such loans and related accrued interest exceed the net fair value of the related collateral. As of December 31, 2002, management estimates that the deferred revenues exceed the 3rd mortgage principal and related accrued interest which mitigates the need to record impairment valuation allowances which may otherwise be required.


NOTE 4:  MORTGAGE NOTES PAYABLE

                                                         12/31/02      12/31/01
                                                        ----------    ----------

Bank mortgage notes-payable in monthly installments
totaling $44,150, including interest at prime plus a
penalty rate (currently $2,615,496 at 9.25% and
$1,131,950 at 7.25%), through June 30, 2003
at which date the unpaid balance is due in full         $3,747,446    $3,883,960
                                                        ----------    ----------


In connection with the sale of the Florida property (See Note 7), the Trust unsuccessfully attempted to obtain consent to the transfer and assumption of the PNC debt by the Purchaser. The Purchaser subsequently made timely monthly payments through May 20, 2002 that PNC continued to accept. Beginning with the payment due June 20, 2002, the Purchaser discontinued making these payments. Accordingly, the liability will continue to be presented as an obligation of the Trust until it is satisfied through payment or liquidation of the secured property. See Note 7: Sale of Bayshore.

NOTE 5:  RELATED PARTY TRANSACTIONS

In 1998, the Trust entered into an agreement with the current Advisor to provide various services in exchange for fees, as follows: advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined, and property management, acquisition and disposition fees to be paid based upon contractual agreements between the parties. The Trust paid advisory fees of $30,000 and $97,500 to the Advisor during the years ended December 31, 2002 and 2001 respectively. For 2001, this included a contractual disposition fee of $70,000 related to the sale of the property.

From May 1, 1993 through August 31, 1999, the Florida Property was leased to Bayshore Healthcare Services, Inc. ("BHS"), an affiliate of the Advisor. When the Property was sold on August 6, 2001, the Purchaser agreed to pay $249,599 to the Agency for Health Care Administration ("AHCA") on behalf of Bayshore Healthcare Services, Inc. This created a receivable from BHS to the Trust of which $192,785 was repaid. The Trust paid an additional $21,538 to AHCA on behalf of BHS. Since there is no assurance that BHS will have adequate funds to pay the amount due to the Trust, management has fully reserved the note as a bad debt as of December 31, 2001. The net amount written off during 2001 was $78,351.


NOTE 6:  DISPUTED CLAIMS

Management of a Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of Trust properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. It is the opinion of current management that these claims are the obligation of former management due to its nonperformance.


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

By letter dated September 5, 2001, PNC Bank notified the Trust and Prime Investments, LLC, the purchaser, ("Prime") (i) that there is a default under the terms of the Forbearance Agreement by reason of the sale without securing the prior written consent of PNC Bank; (ii) that the cash proceeds of the sale were diverted and not applied to amortize the mortgage indebtedness of PNC, irrespective of PNC's rights as lender; (iii) that PNC will consider all appropriate means of recovering from the Trust, or recouping from its shareholders, any misapplied funds or improper distributions; (iv) that PNC reserves its rights to initiate legal action and take other steps, including investigating the possibility of a criminal action, if determined by counsel to be appropriate. Prime has made, on a timely basis, all PNC mortgage payments due from August 20, 2001 through December 20, 2001. Trust management and Prime have each contacted PNC and requested that no default action be taken by PNC in consideration of (x) the strong cash equity expended by Prime (approximately $1,000,000); (y) the assurance by Prime that it would pay PNC in full on or before July 31, 2002; and (z) Trust management's offer to monitor Bayshore operations and financial statements and report regularly on same to PNC. (5) Purchaser agreed to offer as additional collateral to the new Trust third mortgage property it intended to purchase adjacent to the subject property, subject to a maximum of $150,000 first lien debt. To date, Purchaser has not purchased such additional property. (6) Purchaser also agreed to provide periodic financial and operating reports to the Trust for its use, including forwarding such reports, together with appropriate comments, to PNC Bank.

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

NOTE 8:  TENDER OFFER FOR SHARES

On July 9, 2001, Sutter Opportunity Fund 2 LLC ("Sutter") tendered an offer to acquire up to 119,280 shares of the Trust common stock for $1.10 per share. The offer expired, unless extended, on August 10, 2001. Sutter then owned no shares of Trust stock. On July 19, 2001, the Trust sent a letter to shareholders advising the status of the sale of Bayshore, the sale closing of which was then uncertain, and expressing no opinion and remaining neutral with regard to a recommendation to shareholders.

On August 6, 2001, the Trust sent a letter to shareholders advising them of the sale closing of Bayshore and further advised them of the declaration of a dividend of $1.25 per share payable on August 21, 2001 to shareholders of record on August 14, 2001. The tender offer expired by its terms and shareholders holding 31,489.31 shares of Trust stock sold their shares to Sutter. On March 15, 2002, one additional shareholder sold 40,000 shares to Sutter in a private sale. In addition, other private sales to Sutter resulted in a total of 79,399 shares being owned by Sutter as of March 1, 2003.


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


NOTE 10: COMMITMENTS AND CONTINGENCIES

On March 11, 2002, PNC Bank filed a foreclosure  action for Bayshore in PNC BANK
V. HEALTHCARE INVESTORS OF AMERICA, INC., ET AL, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, Harbor American Capital Group ("HACG") Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the HACG, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President, in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime.

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action, while at the same time indicating its willingness to cooperate with PNC Bank in any reasonable way that is not detrimental to its shareholders. PNC Bank has filed numerous motions against Prime Investments, LLC and Abraham Shaulson, ("the Shaulson Group") Defendants, to compel, for sequestration of rents, to permit inspections, for the appointment of a receiver, to dismiss the Shaulson Group counterclaim, for civil contempt and for sanctions. At this date, most of the motions remain unresolved and/or have not been set for hearing. PNC Bank has answered the Shaulson Group counterclaim and has raised numerous defenses. PNC Bank has not filed for summary judgment and the case has not been set for trial.

Trust management at this stage of the Foreclosure Suit cannot make a determination as to the outcome of the Foreclosure Suit, however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of the benefit of the Third Mortgage in favor of the Trust. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.

Third Mortgage Note. The amount of the Note secured by the Third Mortgage due the Trust was $510,334 at the sale closing. It was payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and was due and payable in full on July 31, 2002. The payments due from August 31, 2001 and through February 28, 2002 were timely made. Thereafter, one payment was made which reduced the balance to $426,171 and interest was paid to May 7, 2002. Since that time no payments have been made. Trust counsel advises that action to collect upon acceleration of this Note and foreclosure on Bayshore pursuant to the Third Mortgage must be deferred until PNC Bank has resolved its foreclosure action against the Shaulson Group.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note is paid in full. Payment of this fee continues to be dependent on collection of the Prime Investment Note.


NOTE 11: SUBSEQUENT EVENTS

The Trust has a contract for advisory services with HACG. Effective October 1, 2002, a Partnership Purchase Agreement was entered into with Aries Capital Partners, L.L.C., an Arizona limited liability company, ("Aries") whereby the general and limited partnership interests of HACG would be sold to Aries. The intent of this sale was to transfer to Aries all title, rights and ownership of the advisory contract between the Trust and HACG. The owner of Aries is New Bridge Capital Partners, LLC. The Managing Member of New Bridge Capital Partners is Chad M. Harrington.

On January 27, 2003, the Trust and Aries entered into a Stock Purchase Agreement, authorizing the issuance and sale of 800,000 shares of common stock to Aries, in exchange for Aries and Mr. Harrington, jointly and severally, agreeing to indemnify and hold harmless the stockholders of record as of the closing, and the officers and directors of the Trust as of December 1, 2002, for all costs, liabilities, claims or damages arising from the previously discussed litigation, with closing to occur on the third business day subsequent to the receipt of shareholder approval of the proposals set forth in the Proxy Statement.

On February 22, 2003, the shareholders elected additional directors to the board (giving Aries control of the board), approved the change in control of the advisory company to Aries, and approved the issuance of the 800,000 common shares to Aries for indemnification of the stockholders and directors from the previously discussed litigation.



              The remainder of this page left intentionally blank.