Form 10QSB
period 2003-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2003-05-14
CIK 810836

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _______________.

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

The number of shares outstand of the registrant's Common Stock, $.01 Par Value as of March 31, 2003 is 1,197,600 shares.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                                      PAGE
PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets - December 31, 2002 and March 31, 2003                          2

         Statements of Earnings (3 Months) - March 31, 2003 and March 31, 2002          3

         Statement of Cash Flows (3 Months) - March 31, 2003 and March 31, 2002         4

         Notes to Financial Statements - March 31, 2003                                 5


Item 2.  Management's Discussion and Analysis or Plan of Operation                     12



PART II. Other Information

Item 1 to 6                                                                            14


Signatures                                                                             18


Certifications                                                                         19


                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        2003           2002
                                                     (UNAUDITED)    (AUDITED)
                                                    ------------   ------------
ASSETS:

Notes receivable                                       4,522,853      4,413,590
Cash and cash equivalents                                 26,660         72,126
                                                     --------------------------

          TOTAL ASSETS                               $ 4,549,513    $ 4,485,716
                                                     ==========================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable                               $ 3,747,446    $ 3,747,446
Interest payable                                         310,938        212,183
Accounts payable and accrued expenses                     56,106         67,556
Disputed claims                                           92,623         92,623
Commission payable                                        80,000         80,000
Deferred gain on sale of property                        494,660        494,660
                                                     --------------------------

          TOTAL LIABILITIES                          $ 4,781,773    $ 4,694,468

Stockholders' Equity:

Common stock, $.01 par value; 10,000,000
shares authorized;issued and outstanding,
397,600 shares                                             3,976          3,976
Paid in Capital                                        3,652,823      3,652,823
Distributions in excess of net earnings               (3,889,059)    (3,865,551)
                                                     --------------------------

          TOTAL STOCKHOLDERS' EQUITY                    (232,260)      (208,752)
                                                     --------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 4,549,513    $ 4,485,716
                                                     ==========================



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                     STATEMENT OF EARNINGS AND DISTRIBUTIONS
                            IN EXCESS OF NET EARNINGS
          For the Three Months Ended March 31, 2003 and March 31, 2002

                                                            THREE MONTHS       THREE MONTHS
                                                           ENDED MARCH 31,    ENDED MARCH 31,
                                                                2003               2002
                                                             (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------
REVENUES:

Interest income                                            $        91,508    $        62,747
                                                           ---------------    ---------------
EXPENSES:

Interest expense                                           $        81,000    $        55,464
Advisory and other fees                                              7,500              7,500
Directors fees and expenses                                         10,125              8,250
Other operating expenses                                            16,391             18,014
                                                           ---------------    ---------------

                           Total expenses                  $       115,016    $        89,228
                                                           ---------------    ---------------

NET INCOME (LOSS)                                          $       (23,508)   $       (26,481)
                                                           ===============    ===============

NET INCOME (LOSS) PER SHARE                                $         (0.06)   $         (0.07)
                                                           ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                397,600            397,600
                                                           ===============    ===============


Distributions in excess of earnings-beginning of period    $    (3,865,551)   $    (3,836,443)

Net income/(loss)                                                  (23,508)           (26,481)

Distributions during the period                                          0                  0
                                                           ---------------    ---------------

Distributions in excess of earnings-end of period          $    (3,889,059)   $    (3,862,924)
                                                           ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART I: FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

          For the Three Months Ended March 31, 2003 and March 31, 2002

                                                      THREE MONTHS       THREE MONTHS
                                                     ENDED MARCH 31,    ENDED MARCH 31,
                                                          2003               2002
                                                       (UNAUDITED)        (UNAUDITED)
                                                     ---------------    ---------------
CASH FLOWS FROM OPERATIONS:

Net income/(loss)                                    $       (23,508)   $       (26,481)

Changes is assets and liabilities:
   Interest receivable                                       (91,508)
   Interest payable                                           81,000
   Accounts payable and accrued expenses                     (11,450)
                                                     ---------------    ---------------

Net cash provided by (used in) operating activities          (45,466)           (26,481)
                                                     ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Principal received on notes receivable                             0             99,703
Payments on long-term borrowings                                   0            (76,985)
                                                     ---------------    ---------------
Net cash provided by (used for)
investing/financing activities                                     0             22,718
                                                     ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (45,466)            (3,763)

CASH AND CASH EQUIVALENTS - Beginning of period               72,126             99,375
                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS - End of period            $        26,660    $        95,612
                                                     ===============    ===============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002


NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L. L. C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, L. L. C., an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners.

Effective October 1, 2002, a Partnership Purchase Agreement was entered into with Aries Capital Partners, L.L.C., an Arizona limited liability company, ("Aries") whereby the general and limited partnership interests of the Advisor would be sold to Aries. The intent of this sale was to transfer to Aries all title, rights and ownership of the advisory contract between the Trust and the Advisor. See "Submission of Matters to a Vote of Security Holders".

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2003 fiscal year (ending December 31, 2003) is as follows: The Trust intends to continue in its efforts to collect the balance due from Prime on the Note in the original amount of $510,334 although there can be no assurance that the Trust will have any success in collecting the balance due from Prime. Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders have voted on February 22, 2003, to go forward with this recapitalizing plan. See "Submission of Matters to a Vote of Security Holders". New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock to Aries, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Trust has only one asset, a Third Mortgage Note with a balance as of March 31, 2003 of $435,951 ("Third Mortgage Note"). Therefore, the cash flow available to pay operating expenses is limited.

Management's plans include collection of the deferred balance resulting from the sale of the Florida Property and recapitalizing and redirecting the trust investment profile.

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

(5) INCOME TAXES - As of December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $2,455,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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


NOTE 3:  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on, among other things, its ability to obtain financing. The Company has no source of cash flow today and no capital to make investments in real property to generate either cash flow or additional value for its shareholders.

At March 31, 2003, the Trust owned only the Third Mortgage Note with a balance of $426,171 as of May 7, 2002. The monthly payments due as of the last day of each month beginning April 30, 2002, to the present date, have not been paid. A notice of default has been delivered to the Payor, Prime Investments LLC. See
Note 10, Foreclosure Action By PNC Bank. The Trust intends to foreclose on the Note simultaneously with the PNC Bank Foreclosure action.


NOTE 4:  MORTGAGE NOTES PAYABLE

                                                     3/31/03          12/31/02
                                                     -------          --------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including interest at prime plus 1% (currently
on a default rate of 7.75% on a balance of
$1,131,949.75 and 9.75% on a balance of
$2,615,497),  through June 20, 2003, at
which date the unpaid balance is due in full.       $3,747,446       $3,747,446

In connection with the sale of the Florida property (See Note 7), the Trust attempted to secure consent to the transfer and assumption of the PNC debt by the Purchaser. This consent was not secured; therefore, the liability will remain until it is paid in full on or before June 20, 2003. See Note 7, Sale of Bayshore and Notes 9 and 10.


NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with Lennox, ("the Predecessor Advisor"), and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2003.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2003.


NOTE 6:  DISPUTED CLAIMS

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of the Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor, for payment of fees totaling approximately $50,000 that relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. It is the opinion of current management that these claims are the obligation of former management due to its nonperformance.

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


NOTE 9:  FORECLOSURE ACTION BY PNC BANK

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

                        Three Months Ended March 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our history of operating losses, issues with credit facilities and liquidity, defaults under existing loan agreements, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand for services of the Company, the Company's ability to compete, regulatory matters, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the notes to consolidate financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

                    MARCH 31, 2003 COMPARED TO MARCH 31, 2002

RENTAL INCOME. Prior to the change of control described herein, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income is accrued interest income from the Third Mortgage Note. For the three months ended March 31, 2002, accrued (but not collected) interest income was $91,508 as compared to Interest income of $62,747.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2003 were zero which compares with zero for the three months ended March 31, 2002. These comparisons are the result of the one remaining property, Bayshore, being sold on August 6, 2001.

INTEREST EXPENSE. For the three months ended March 31, 2003, interest expense totaled $81,000 as compared to $55,464 for the same period in 2002. This decrease in interest expense is the result of principal reduction on mortgages payable and interest rate changes. Interest expense continues to be shown in the current period(s) and will continue to be shown until the mortgage obligation to PNC Bank is paid in full.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2003, advisory and other fees totaled $7,500 and for the three months ended March 31, 2002, advisory and other fees totaled $7500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 2003 were $10,125 and for the three months ended March 31, 2002, were $8,250. Only the three previous Directors, each of whom receives $2,750 per quarter plus $800 for meetings attended, were paid during the quarter ended March 31, 2003. As of February 22, 2003 there are seven Directors each of whom will receive $2750 per quarter, which will be accrued until the end of the fiscal year.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended March 31, 2003 were $16,391 which compares with $18,014 for the three months ended March 31, 2002.

LIQUIDITY AND SOURCES OF CAPITAL. Cash decreased from $77,126 at December 31, 2002 as compared with $26,660 at Marche 31, 2003. Accounts payable and accrued expenses decreased from $67,556 at December 31, 2002 to $56,106 at March 31, 2003. Mortgage notes payable were $3,747,446 at December 31, 2002 and remained at $3,747,446 at March 31, 2003. These balances remained the same since the purchaser of Bayshore made no payments during the period ending March 31, 2003. Distributions in excess of net earnings increased from ($3,865,551) at December 31, 2002 to ($3,8589,059) at March 31, 2003.

The Trust has relied solely on interest income to pay its expenses in 2003. Cash flows provided by operations were ($45,466) for the three months ended March 31, 2003 as compared to ($26,481) for the same period in 2002.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2003, the Trust had one asset remaining, the Third Mortgage Note, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties mature on June 20, 2003.

Management's plans include collection of the note in the current amount of $426,171 and re-capitalizing the Trust.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department,
Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owed compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys' fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. During 2001and 2002, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

On March 11, 2002, PNC Bank filed the Foreclosure Suit in connection with Bayshore.

ITEM 2. CHANGES IN SECURITIES

On December 31, 2002, 397,600 shares of the Company Common Stock were outstanding. On or about February 22, 2003, the Company authorized the issuance of 800,000 shares of Common stock to Aries in accordance with the approval of the shareholders at the February 22, 2003 Special Meeting of the Shareholders. No Stock has been issued to date.

ITEM 3. DEFAULTS

See Notes 4, 7, 8 and 9 of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

The Trust held a Special Meeting of Shareholders on February 22, 2003 and submitted several matters to a vote of security holders as follows:

     1) Amendment of the By-Laws of the Company to increase the board of directors from 5 directors to 7 directors;

     2) the election of four additional directors to the board of directors of the company, as named in the proxy statement, for a term of three years, or until each of their respective successors has been duly elected and qualified.

     3) approval of a change of control of the ownership of the Company to Aries Capital Partners, LLC; and

     4) in consideration of Aries Capital Partners, LLC indemnifying and holding harmless the directors and shareholders of the Company, the issuance of 800,000 shares of Common Stock of the Company, par value $0.0l, to Aries Capital Partners, LLC.

All issues passed by majority vote of the declared quorum of shareholders of record.

In addition to the prior directors, Grady P. Hunter, F. Dale Markham and Charles Trefzger, who will serve until replaced or reelected, Aries Capital Partners recommended four additional directors who have been duly elected by the shareholders. These are as follows: James Marshall Boyce, Mary D. Cozza, James
B. Kylstad and Joel Woldorf. None of the Directors is considered to be an affiliated director.

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

Effective with the Special Meeting of the Shareholders on February 22, 2003, Management of the Advisor sold the Advisor to Aries Capital, L.LC., an Arizona limited liability company, comprised of investors unaffiliated with the advisory company. Therefore, control of the Trust has changed and there are new control persons managing the Advisor

The Board of Directors met on March 23, 2003 for the election of officers. The new officers of the Company are as follows:

        James Kylstad, San Diego, CA            Chairman of the Board
        F. Dale Markham, Show Low, AZ           President
        Grady P. Hunter                         Vice President
        Marshall Boyce, Scottsdale, AZ          Treasurer
        Mary Cozza,  Ensinitas, CA              Secretary
        Charles Trefzger                        Director
        Joel Woldorf, Scottsdale, AZ            Director


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James B. Kylstad, Chief Executive Officer

     99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of J. Marshall Boyce, Chief Financial Officer

(b) Reports on Form 8-K.

On March 6, 2003, Healthcare filed a Current Report on Form 8-K to report matters approved at the Special Meeting of the Shareholders of Healthcare Investors of America, Inc. held on February 22, 2003.

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

                                   HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                    (Registrant)


Date: May 14, 2003                 By: /s/ James B. Kylstad
                                       -----------------------------------------
                                       James B. Kylstad
                                       Director, Chairman, and Chief Executive
                                       Officer (Principal Executive Officer)


                                   BY: /s/ J. Marshall Boyce
                                       -----------------------------------------
                                       J. Marshall Boyce
                                       Director, Treasurer and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                  CERTIFICATION


I, James B. Kylstad, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Healthcare Investors of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/ James B. Kylstad
-------------------------------------
James B. Kylstad
Chief Executive Officer

                                  CERTIFICATION


I, J. Marshall Boyce, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Healthcare Investors of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/  J. Marshall Boyce
-------------------------------------
J. Marshall Boyce
Chief Financial Officer