Form 10QSB
period 2003-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2003-08-18
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

The number of shares outstand of the registrant's Common Stock, $.01 Par Value as of June 30, 2003 is 1,197,600 shares.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheets - December 31, 2002 and June 30, 2003                          3

Statements of Earnings (3 Months) - June 30, 2003 and June 30, 2002           4

Statements of Earnings (6 Months) - June 30, 2003 and June 30, 2002           5

Statement of Cash Flows (3 Months) - June 30, 2003 and June 30, 2002          6

Statement of Cash Flows (6 Months) - June 30, 2003 and June 30, 2002          7

Notes to Financial Statements - June 30, 2003                                 8


Item 2.  Management's Discussion and Analysis or Plan of Operation           14

Item 3.  Controls and Procedures                                             16


PART II. Other Information

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities                                               17

Item 3.  Defaults                                                            17

Item 4.  Submission of Matters to Security Holders                           18

Item 5.  Other Matters                                                       N/A

Item 6.  Exhibits and Reports On Form 8-K                                    20

Signatures                                                                   21

                           FORWARD LOOKING STATEMENTS

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

The rest of this page is left blank intentionally.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2003           2002
                                                     (Unaudited)     (Audited)
                                                     -----------    ------------
ASSETS:

Cash and cash equivalents                            $     9,975    $    72,126
Notes and interest receivable                          4,614,361      4,413,590
                                                     -----------    -----------

          TOTAL ASSETS                               $ 4,624,336    $ 4,485,716
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Mortgage notes payable                               $ 3,747,446    $ 3,747,446
Interest payable                                         391,938        212,183
Accounts payable and accrued expenses                     64,356         67,556
Commissions payable                                       80,000         80,000
Disputed claims                                           92,623         92,623
Deferred gain on sale of property                        494,660        494,660
                                                     -----------    -----------

          TOTAL LIABILITIES                            4,871,023      4,694,468
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.01 par value; 10,000,000
   shares authorized, 1,197,600 shares
   issued and outstanding at 6/30/04 and 397,600
   shares issued and outstanding at 6/30/02                3,976          3,976
Paid in capital                                        3,652,823      3,652,823
Distributions in excess of net earnings               (3,903,486)    (3,865,551)
                                                     -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)       (246,687)      (208,752)
                                                     -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                        $ 4,624,336    $ 4,485,716
                                                     ===========    ===========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
           FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2003            2002
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------
REVENUES:

Interest income                                    $     91,543    $     62,613
Other income                                                  0          39,347
                                                   ------------    ------------

          TOTAL REVENUES                                 91,543         101,960
                                                   ------------    ------------
EXPENSES:

Interest expense                                         81,000          54,352
Advisory and other fees                                   7,500           7,500
Directors fees and other expenses                         8,252           8,250
Other operating expenses                                  9,218          13,736
                                                   ------------    ------------

          TOTAL EXPENSES                                105,970          83,838
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    (14,427)   $     18,122
                                                   ============    ============

NET INCOME (LOSS) PER SHARE                        $      (0.01)   $       0.05
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     397,600         397,600
                                                   ============    ============
Distributions in excess of net
  earnings - beginning of period                   $ (3,889,059)   $ (3,862,923)

Net income (loss)                                       (14,427)         18,122

Distributions during the period                               0               0
                                                   ------------    ------------
Distributions in excess of net
  earnings - end of period                         $ (3,903,486)   $ (3,844,801)
                                                   ============    ============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2003           2002
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
REVENUES:

Interest income                                      $   183,052    $   125,359
Other income                                                   0         39,546
                                                     -----------    -----------

          TOTAL REVENUES                                 183,052        164,905
                                                     -----------    -----------
EXPENSES:

Interest expense                                         162,000        109,816
Advisory and other fees                                   15,000         15,000
Directors fees and other expenses                         18,377         16,500
Other operating expenses                                  25,610         31,947
                                                     -----------    -----------

          TOTAL EXPENSES                                 220,986        173,263
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   (37,935)   $    (8,358)
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE                          $     (0.03)   $     (0.02)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      397,600        397,600
                                                     ===========    ===========
Distributions in excess of net
  earnings-beginning of period                       $(3,865,551)   $(3,836,443)

Net income (loss)                                        (37,935)        (8,358)

Distributions during the period                                0              0
                                                     -----------    -----------
Distributions in excess of net
  earnings-end of period                             $(3,903,486)   $(3,844,801)
                                                     ===========    ===========

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

                             STATEMENTS OF CASH FLOW
           FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2003            2002
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                                  $    (14,427)   $     18,122

Changes in assets and liabilities:

   Contract, rents and other receivables                (91,508)         85,011
   Interest payable                                      81,000               0
   Accounts payable and accrued expenses                  8,250               0
                                                   ------------    ------------
Net cash provided by (used for)
   operating activities                                 (16,685)        103,133
                                                   ------------    ------------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Payments on long-term borrowings                              0         (78,097)
                                                   ------------    ------------
Net cash provided by (used for)
investing/financing activities                                0         (78,097)
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (16,685)         25,036

CASH AND CASH EQUIVALENTS - Beginning of period          26,660          95,612
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - End of period          $      9,975    $    120,648
                                                   ============    ============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

                             STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2003           2002
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                                    $   (37,935)   $    (8,358)

Changes in assets and liabilities:

   Contract, rents and other receivables                (183,017)       184,711
   Interest payable                                      162,000              0
   Accounts payable and accrued expenses                  (3,200)             0
                                                     -----------    -----------
Net cash provided by (used for)
   operating activities                                  (62,151)       176,353
                                                     -----------    -----------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Payments on long-term borrowings                               0       (155,080)
                                                     -----------    -----------
Net cash provided by (used for)
   investing/financing activities                              0       (155,080)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (62,151)        21,273

CASH AND CASH EQUIVALENTS - Beginning of period           72,126         99,375
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - End of period              $   9,975    $   120,648
                                                     ===========    ===========


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


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

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2003 fiscal year (ending December 31, 2003) is as follows: The Trust intends to continue in its efforts to collect the balance due from Prime on the Note in the original amount of $510,334 although there can be no assurance that the Trust will have any success in collecting the balance due from Prime. Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders have voted on February 22, 2003, to go forward with this recapitalizing plan. See "Submission of Matters to a Vote of Security Holders". New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, and there can be no assurance that the Trust will be able to find capital to grow and operate its business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2003, the Trust has only one asset, a Third Mortgage Note with a balance as of June 30, 2003 of $435,951 ("Third Mortgage Note"). This Third Mortgage Note has been in default since May 7, 2002 and no action can be taken to resolve the default until the foreclosure action initiated by PNC Bank is resolved. See Note 9, FORECLOSURE ACTION BY PNC BANK. Therefore, the cash flow available to pay operating expenses is limited.

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

(2) BUILDINGS AND IMPROVEMENTS - Although no buildings or improvements are currently owned, whey they are owned, depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3) LOAN COSTS - Loan costs are typically deferred and amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION - Rental income from operating leases is recognized as earned over the life of any lease agreements.

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

NOTE 3:  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2003 and beyond will be dependent on, among other things, its ability to obtain financing. The Company has no source of cash flow today and no capital to make investments in real property to generate either cash flow or additional value for its shareholders. If the Company is unable to generate cash flow or raise capital, the ability of the Company to operate as going concern will be materially adversely affected. The Company is seeking capital sources, but there can be no assurance that the Company will be successful in raising capital, or if it does raise capital, that it will be on terms and conditions favorable to the Company.

At June 30, 2003, the Trust owned only the Third Mortgage Note with a balance of $435,951 as of May 7, 2002. The monthly payments due as of the last day of each month beginning April 30, 2002, to the present date, have not been paid. A notice of default has been delivered to the Payor, Prime Investments LLC. See
Note 10, Foreclosure Action By PNC Bank. The Trust intends to foreclose on the Note simultaneously with the PNC Bank Foreclosure action.

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                     6/30/03          12/31/02
                                                   ----------        ----------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including  interest at prime plus 1%
(currently on a default rate of 7.75% on a
balance of $1,131,949.75 and 9.75% on a            $3,747,446        $3,747,446
balance of $2,615,497), through June 20, 2003, at which date the unpaid balance is due in full.

In connection with the sale of the Florida property (See Note 7), the Trust attempted to secure consent to the transfer and assumption of the PNC debt by the Purchaser. This consent was not secured; therefore, the liability will remain until it is paid in full. It was due on June 20, 2003. See Note 7, Sale of Bayshore and Notes 9 and 10.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with Lennox, ("the Predecessor Advisor"), and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended June 30, 2003.

         Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the second quarter of 2003.

NOTE 6:  DISPUTED CLAIMS

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of the Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor, for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor

Advisor. It is the opinion of current management that these claims are the obligation of former management due to its nonperformance.

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

The original balance of the Note secured by the Third Mortgage due the Trust was $510,334.08. It is payable $15,000 monthly beginning August 31, 2001, including 10% per annum interest and was due and payable in full on July 31, 2002. All payments due from August 31, 2001 through March 31, 2002 were timely made. The payments due after April 30, 2002 are in default and collection efforts are being made, subject to resolution of the PNC action. See Note 9, FORECLOSURE ACTION BY PNC BANK.

Harbor American Capital Group, the advisor to the Trust, was entitled to a 3% sale fee, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note was to have been paid in full on or before July 31, 2002.

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

PNC Bank is seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages. The Trust has answered the Complaint and is defending this action. By Stipulation entered into between PNC Bank and Prime, litigation was suspended until July 15, 2003. On July 3, 2003, the Court issued a mandatory Order of Referral to Mediation requiring the parties to the Case to enter into mediation within fifteen days. As of July 28, 2003, the parties are not in compliance with this order. Trust management is following legal counsel guidance to cooperate with PNC Bank and to comply with this order in a timely manner.

Trust management cannot make a determination as to the outcome of the Foreclosure Suit or the mandated mediation; however, if the outcome is adverse to the Trust, the Trust will at a minimum suffer the loss of Bayshore, and most likely the benefit of the Third Mortgage in favor of the Trust, and such a result could have a material adverse effect on the ability of the Company to continue as a going concern. Trust Management cannot ascertain the loss or range of loss to the Trust upon the sale of Bayshore as a result of foreclosure.



                     HEALTHCARE INVESTORS OF AMERICA, INC.

                 Three Months and Six Months Ended June 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     JUNE 30, 2003 COMPARED TO JUNE 30, 2002

RENTAL INCOME. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income is accrued interest income from the Third Mortgage Note. For the three months ended June 30, 2003, accrued (but not collected) interest income was $91,543 as compared to Interest Income of $62,613 and Other Income of $39,347 for the three months ended June 30, 2002. For the six months ended June 30, 2003, .accrued Interest Income was $183,052 as compared to Interest Income of $125,359 and Other Income of $39,546 for the six months ended June 30, 2002.

INTEREST EXPENSE. For the three months ended June 30, 2003, Interest expense totaled $81,000 as compared to $54,352 for the same period in 2002. For the six months ended June 30, 2003, Interest expense totaled $162,000 compared with $109,816 for the six months ended June 30, 2002. Interest expense continues to be shown in the current period(s) and will continue to be shown until the mortgage obligation to PNC Bank is paid in full.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended June 30, 2003, advisory and other fees totaled $7,500 and for the three months ended June 30, 2002, advisory and other fees also totaled $7500.

DIRECTORS' FEES AND EXPENSES. Directors' fees and expenses for the three months ended June 30, 2003 were $8,252 which was paid to the former Directors for the period ending March 31, 2003. This compares with $8250 paid in the period ending June 30, 2002. Directors are paid $2,750 per quarter plus $800 for meetings attended. As of February 22, 2003 there are seven Directors each of whom will receive $2,750 per quarter, which will be accrued until the end of the fiscal year.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended June 30, 2003 were $9,218 which compares with $13,736 for the three months ended June 30, 2002. For the six months ended June 30, 2003, Other operating expenses were $25,610 which compares with $31,947 for the six month period ending June 30, 2002. LIQUIDITY AND SOURCES OF CAPITAL. Cash decreased from $72,126 at December 31, 2002 to $9,975 at June 30, 2003. Accounts payable and accrued expenses decreased from $67,556 at December 31, 2002 to $64,356 at June 30, 2003. Mortgage notes payable were $3,747,446 at December 31, 2002 and remained at $3,747,446 at June 30, 2003. These balances remained the same since the purchaser of Bayshore made no payments during the period ending June 30, 2003. Distributions in excess of net earnings increased from ($3,865,551) at December 31, 2002 to ($3,903,486) at June 30, 2003.

The Trust has relied solely on interest income to pay its expenses in 2003. Cash flows used for operations were $16,685 for the three months ended June 30, 2003 as compared to $103,133 of Cash flows provided by operations for the same period in 2002. Cash used for operating activities in the six month period ending June 30, 2003 was $62,151 compared with Cash provided by operating activities of $176,353 during the six month period ending June 30, 2002.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2003, the Trust had one asset remaining, the Third Mortgage Note, thus limiting cash flows available to pay operating expenses. Mortgage notes payable on the Trust's properties matured on June 20, 2003. See Notes to Financial Statements, Note 9, Foreclosure Action by PNC Bank.

Management's plans include collection of the note in the current amount of $426,171 and re-capitalizing the Trust.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2002, PNC Bank filed the Foreclosure Suit in connection with Bayshore. See Notes to Financial Statements, Note 9, Foreclosure Action by PNC Bank.

ITEM 2. CHANGES IN SECURITIES

On December 31, 2002, 397,600 shares of the Company Common Stock were outstanding. On or about February 22, 2003, the Company authorized the issuance of 800,000 shares of Common stock to Aries in accordance with the approval of the shareholders at the February 22, 2003 Special Meeting of the Shareholders.

ITEM 3. DEFAULTS

The Note due PNC Bank matured on June 20, 2003. As of June 30, 2003, we have been unable to satisfy the conditions and terms of the Forbearance Agreement. We are in default of the Forbearance Agreement, and to date the Bank has not taken any actions against us, but there can be no assurance that the Bank will not seek to exercise its legal remedies against us since we are in default. Notwithstanding the foregoing, the Company has had continuing discussions with the Bank to extend the Forbearance Agreement but there can be no assurance that we will be successful in accomplishing an extension, or if we are successful in accomplishing an extension that it will be on terms favorable to the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-k.

     There were no reports on Form 8-K filed for the three months ended June 30, 2003.

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

                                       HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                (Registrant)


Date: August 15, 2003                  /s/ James B. Kylstad
                                       -----------------------------------------
                                       James B. Kylstad
                                       Director, Chairman, and Chief Operating
                                       Officer (Principal Executive Officer)