Form 10QSB
period 2003-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2003-11-14
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       or

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

Common Stock, $.01 Par Value - 1,197,600 shares as of November 10, 2003.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE

PART I.  Unaudited Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets as of December 31, 2002 and September 30, 2003        4

         Statements of Earnings (3 Months) - September 30, 2003 and
         September 30, 2002                                                   5

         Statement of Cash Flows (3 Months) - September 30, 2003 and
         September 30, 2002                                                   6

         Statement of Earnings (9 Months) - September 30, 2003 and
         September 30, 2002                                                   7

         Statement of Cash Flows (9 Months) - September 30, 2003 and
         September 30, 2002                                                   8

         Notes to Financial Statements - September 30, 2003                   9

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Controls and Procedures                                             15


PART II. Other Information

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults                                                            16

Item 4.  Submission of Matters to Security Holders                           16

Item 5.  Other Matters                                                       17

Item 6.  Exhibits and Reports On Form 8-K                                    18

Signatures                                                                   19

                           FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q, the words or phrases "will likely result", are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our lack of existing sales and operating history, lack of portfolio diversity, dependence on management, lack of asset identification, discretionary use of funds, lack of capital, our inability to protect our rights as a secured lender, our credit facilities and liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand or products and services of the Company, the Company's ability to compete regulatory matters, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance or any such forward-looking statements, which speak only as the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                  September 30,    December 31,
                                                      2003             2002
                                                   (Unaudited)       (Audited)
                                                  -------------    ------------
ASSETS:

Cash and cash equivalents                         $       3,729    $     72,126
Notes and interest receivable, net of allowance       4,220,384       4,413,590
                                                  -------------    ------------

       TOTAL ASSETS                               $   4,224,113    $  4,485,716
                                                  =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Mortgage notes payable                            $   3,747,446    $  3,747,446
Interest payable                                        472,938         212,183
Accounts payable and accrued expenses                    76,606          67,556
Commissions payable                                      80,000          80,000
Disputed claims                                          92,623          92,623
Deferred gain on sale of property                        19,683         494,660
                                                  -------------    ------------

       TOTAL LIABILITIES                              4,489,296       4,694,468
                                                  -------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.01 par value; 10,000,000
  shares authorized, 1,197,600 shares issued              3,976           3,976
  and outstanding at September 30, 2003 and
  397,600 issued and outstanding at
  September 30, 2002
Paid in capital                                       3,652,823       3,652,823
Distributions in excess of net earnings              (3,921,982)     (3,865,551)
                                                  -------------    ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (265,183)       (208,752)
                                                  -------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                        $   4,224,113    $  4,485,716
                                                  =============    ============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

      For the Three Months Ended September 30, 2003 and September 30, 2002


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2003            2002
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------
REVENUES:

Interest income                                   $      81,005   $      70,272
Other income
                                                  -------------   -------------

          TOTAL REVENUES                                 81,005          70,272
                                                  -------------   -------------
EXPENSES:

Interest expense                                         81,000          53,224
Advisory and other fees                                   7,500           7,500
Directors fees and other expenses                         8,250           8,250
Other operating expenses                                  2,752          14,205
                                                  -------------   -------------

          TOTAL EXPENSES                                 99,502          83,179
                                                  -------------   -------------

NET INCOME (LOSS)                                 $     (18,496)  $     (12,907)
                                                  =============   =============
NET INCOME (LOSS) PER SHARE                       $       (0.02)  $       (0.03)
                                                  =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   1,197,600         397,600
                                                  =============   =============
Distributions in excess of net
  earnings - beginning of period                 $   (3,903,486)  $  (3,844,801)

Net income (loss)                                       (18,496)        (12,907)

Distributions during the period                               0               0
                                                  -------------   -------------
Distributions in excess of net
  earnings - end of period                        $  (3,921,982)  $  (3,857,708)
                                                  =============   =============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

                             STATEMENTS OF CASH FLOW

      For the Three Months Ended September 30, 2003 and September 30, 2002


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2003            2002
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                 $     (18,496)  $     (12,907)

Changes in assets and liabilities:

  Contract, rents and other receivables                 (32,195)       (134,688)
  Interest payable                                       81,000
  Accounts payable and accrued expenses                  12,250         117,640
                                                  -------------   -------------
Net cash provided by (used for) operating
  activities                                             42,559         (29,955)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Allowance for noncollection of contract
  receivable                                            426,171               0
Payments on long-term borrowings                              0               0
Decrease in deferred income                            (474,976)              0
                                                  -------------   -------------
Net cash provided by (used for)
  investing/financing activities                        (48,805)              0
                                                  -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (6,246)        (29,955)

CASH AND CASH EQUIVALENTS - Beginning of period           9,975         120,648
                                                  -------------   -------------

CASH AND CASH EQUIVALENTS - End of period         $       3,729   $      90,693
                                                  =============   =============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

       For the Nine Months Ended September 30, 2003 and September 30, 2002


                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2003            2002
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------
REVENUES:

Interest income                                   $     264,057   $     195,632
Other income                                                  0          39,546
                                                  -------------   -------------

          TOTAL REVENUES                                264,057         235,178
                                                  -------------   -------------
EXPENSES:

Interest expense                                        243,000         163,040
Advisory and other fees                                  22,500          22,500
Directors fees and other expenses                        26,627          24,750
Other operating expenses                                 28,361          46,153
                                                  -------------   -------------

          TOTAL EXPENSES                                320,488         256,443
                                                  -------------   -------------

NET INCOME (LOSS)                                 $     (56,431)   $    (21,265)
                                                  =============   =============
NET INCOME (LOSS) PER SHARE                       $       (0.05)   $      (0.05)
                                                  =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   1,108,711         397,600
                                                  =============   =============
Distributions in excess of net
  earnings - beginning of period                  $  (3,865,551)   $ (3,836,443)

Net income (loss)                                       (56,431)        (21,265)

Distributions during the period                               0               0
                                                  -------------   -------------
Distributions in excess of net
  earnings - end of period                        $  (3,921,982)  $  (3,857,708)
                                                  =============   =============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

                             STATEMENTS OF CASH FLOW

       For the Nine Months Ended September 30, 2003 and September 30, 2002


                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2003            2002
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                 $     (56,431)  $     (21,265)

Changes in assets and liabilities:

   Contract, rents and other receivables               (215,211)       (134,688)
   Interest payable                                     243,000               0
   Accounts payable and accrued expenses                  9,050         117,640
                                                  -------------   -------------
Net cash provided by (used for) operating
  activities                                            (19,592)        (38,313)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Decrease in notes receivable                            426,171         166,145
Payments on long-term borrowings                              0        (136,514)
Decrease in deferred income                            (474,976)              0
                                                  -------------   -------------
Net cash provided by (used for)
  investing/financing activities                        (48,805)         29,631
                                                  -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (68,397)         (8,682)

CASH AND CASH EQUIVALENTS - Beginning of period          72,126          99,375
                                                  -------------   -------------

CASH AND CASH EQUIVALENTS - End of period         $       3,729   $      90,693
                                                  =============   =============

                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1:  ORGANIZATION

Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. In the past, the Trust engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust has no current operations.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Trust has only one asset, a Third Mortgage Note with a balance as of September 30, 2003 of $426,171 ("Third Mortgage Note"). Under the terms of the Mediation Agreement this Third Mortgage Note has been released. Therefore, the cash flow available to pay operating expenses is limited. See Note 7, Bank Litigation.

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2003 fiscal year (ending December 31, 2003) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders have voted on February 22, 2003, to go forward with this recapitalizing plan. New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, and there can be no assurance that the Trust will be able to find capital to grow and operate its business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." If the Trust is unable to obtain capital, its ability to continue as a going concern is in jeopardy.

Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock to Aries Capital, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

(5) INCOME TAXES - As of December 31, 2001, Company had net operating loss carry forwards for income tax purposes of approximately $1,466,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At September 30, 2003, the Trust owned only the Third Mortgage Note with a balance of $426,171 as of May 7, 2002. This Third Mortgage Note was satisfied and released under the terms of the Mediation Agreement. See Note 7. Bank Litigation.

NOTE 4:  MORTGAGE NOTES PAYABLE

                                                      9/30/02         6/30/02
                                                      -------         -------
Bank mortgage note-Florida Property,
payable in monthly installments of $44,150,
including  interest at prime plus 1% (currently
on a default rate of 7.75% on a balance of
$1,131,949.75 and 9.75% on a balance of
$2,615,497), through June 20, 2003, at              $3,747,447       $3,769,447
which date the unpaid balance was due in full. Subsequent to September 30, 2003, this balance due was satisfied under terms of the Mediation Agreement


NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Predecessor Advisor, and affiliates of the Predecessor Advisor, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended September 30, 2003.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2003.

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

NOTE 7:  BANK LITIGATION

The Company's mortgage notes payable matured on June 20, 2003. On March 11, 2002, PNC Bank filed a foreclosure action on the property, Bayshore Convalescent Center entitled PNC Bank v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). This litigation was instigated by PNC based on its belief that the sale of Bayshore Convalescent Center on August 6, 2001, was closed without PNC's consent and based on other related issues. The matter was resolved by Mediation Settlement Agreement ("Mediation Agreement") dated September 22, 2003 between PNC Bank; Healthcare Investors of America, Inc. ("HIA"); Harbor American Health Care Trust, Inc.; Prime Investments, LLC ("Prime"); Abraham Shaulson; F. Dale Markham; Harbor American Capital Group ("HACG"); Heritage Advisory Corp. ("Heritage"); and James Sellers. Terms of the Mediation Agreement included requirements for Prime to pay PNC $2,850,000 on or before October 23, 2003 and for HIA, HACG, Heritage, F. Dale Markham and James Sellers to pay to PNC $20,000 also on or before October 23, 2003. The Mediation Agreement further called for current financial statements to be provided by F. Dale Markham, James Sellers, HACG, and Heritage and for HIA financial disclosure statements to be submitted It also called for satisfaction of the Third Note and Mortgage due from Prime to HIA. Further, it stated that nothing contained in the Mediation Agreement was to be deemed, or in any way construed, to be an admission of any liability by any of the parties involved. The agreed payments were made timely and Releases are currently being executed and exchanged among the parties.

                     HEALTHCARE INVESTORS OF AMERICA, INC.

              Three Months and Nine Months Ended September 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b)  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

RENTAL INCOME. The Trust has historically derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and the only income has been accrued interest income from the Third Mortgage Note. For the three months ended September 30, 2003, accrued (but not collected) interest income was $59,989 as compared to Interest Income of $70,2727 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Total Revenues of $215,252 compares with Total Revenues of $235,178 for the nine months ended September 30, 2002. Subsequent adjustments will require this current period interest income to be written off in accordance with the Mediation Agreement.

DEPRECIATION AND AMORTIZATION. Since no real property was carried on the books of the Trust for the past two years, depreciation and amortization for the three months ended September 30, 2003 and for the three months ended September 30, 2002 were zero and also zero for the nine months ended both September 30, 2003 and September 30, 2002. These comparisons are the result of the one remaining property, Bayshore, being sold on August 6, 2001.

INTEREST EXPENSE. For the three months ended September 30, 2003, interest expense totaled $81,000 as compared to $53,224 for the same period in 2002. For the nine months ended September 30, 2003, interest expense totaled $243,000 as compared to $163,040 for the same period in 2002. Interest expense continues to be shown in the current period(s) and will be adjusted in the future period as a result of the Mediation Agreement.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended September 30, 2003, advisory and other fees totaled $7,500 and for the nine months ended September 30, 2003, advisory and other fees totaled $22,500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended September 30, 2003 were $8,250 and for the nine months ended September 30, 2002, director's fees and expenses were $26,627. There are seven Directors, each of whom receives $2,750 per quarter.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended September 30, 2003 were $2,752 which compares with $14,205 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, other operating expenses were $28,361 which compares with $46,153 for the nine month period ending September 30, 2002.

LIQUIDITY AND SOURCES OF CAPITAL. Cash decreased from $72,126 at December 31, 2002 as compared with $3,729 at September 30, 2003. Accounts payable and accrued expenses increased from $67,556 at December 31, 2002 to $76,606 at September 30, 2003. Mortgage notes payable remained at $3,747,446 at September 30, 2003, the same balance as at December 31, 2002. The similarity results from the same book entries for the balance due PNC Bank until the PNC litigation could be resolved. Adjustments will be made in a future period to show zero blance due to PNC in accordance with the Mediation Agreement.

The Trust has relied on available cash to pay its expenses in 2003 and on interest income in 2002. Cash flows provided by operations were ($6,246) for the three months ended September 30, 2003 as compared to ($29,955) for the same period in 2002.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2003, the Trust had one asset remaining, the Third Mortgage Note, but this asset will now be eliminated as a result of the Mediation Agreement. Mortgage notes payable on the Trust's properties matured on June 20, 2003 and will now be adjusted to zero as a result of the Mediation Agreement.

Management's plans include recapitalizing and redirecting the investments of the Trust. There can be no assurance that the Trust will be successful in these efforts.

The Company is seeking to raise $250,000 of working capital through a Private Placement financing of up to 250,000 Shares of Series A Convertible Preferred Stock, 10% Coupon. The Offering Price is $1.00 Per Share. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $1.50 per share. The 10% Coupon ("interest") will be paid in kind with additional shares Common Stock at the time of conversion, and prorated if redemption or conversion occurs prior to the end of any quarter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. If the Preferred Stock offering is completed it will have a dilutive effect on all shareholders of the Company, increasing the total number of shares issued in the company by up to 2,500,000 shares.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's mortgage notes payable matured on June 20, 2003. On March 11, 2002, PNC Bank filed a foreclosure action on the property, Bayshore Convalescent Center entitled PNC Bank v. Healthcare Investors of America, Inc., et al, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). This litigation was instigated by PNC based on its belief that the sale of Bayshore Convalescent Center on August 6, 2001, was closed without PNC's consent and based on other related issues. The matter was resolved by Mediation Settlement Agreement ("Mediation Agreement") dated September 22, 2003 between PNC Bank; Healthcare Investors of America, Inc. ("HIA"); Harbor American Health Care Trust, Inc.; Prime Investments, LLC ("Prime"); Abraham Shaulson; F. Dale Markham; Harbor American Capital Group ("HACG"); Heritage Advisory Corp. ("Heritage"); and James Sellers. Terms of the Mediation Agreement included requirements for Prime to pay PNC $2,850,000 on or before October 23, 2003 and for HIA, HACG, Heritage, F. Dale Markham and James Sellers to pay to PNC $20,000 also on or before October 23, 2003. The Mediation Agreement further called for current financial statements to be provided by F. Dale Markham, James Sellers, HACG, and Heritage and for HIA financial disclosure statements to be submitted It also called for satisfaction of the Third Note and Mortgage due from Prime to HIA. Further, it stated that nothing contained in the Mediation Agreement was to be deemed, or in any way construed, to be an admission of any liability by any of the parties involved. The agreed payments were made timely and Releases are currently being executed and exchanged among the parties.

From time to time, the Company may be named as a plaintiff or defendant in various legal proceedings arising in the ordinary course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the resolution of any such legal actions should not have a material adverse effect on the financial position, results of operation or liquidity of the Company.

ITEM 2. CHANGES IN SECURITIES

On December 31, 2002, 397,600 shares of the Company Common Stock were outstanding. On or about February 22, 2003, the Company authorized the issuance of 800,000 shares of Common stock to Aries Capital Partners, LLC in accordance with the approval of the shareholders at the February 22, 2003 Special Meeting of the Shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS:  None.

ITEM 5. OTHER INFORMATION:

On October 28, 2003, the Company entered into a Membership Interest Purchase Agreement with Pacific Development G.P., a California general partnership whereby the Company has expressed an interest in acquiring the membership interests (the "Membership Interests") of Pacific Development LLC, an Arizona limited liability company ("Pacific LLC") from Pacific Development GP, the owner of 100% of the outstanding membership units of Pacific LLC; and

Pacific LLC is the holder of 99.5% of the capital stock of Pacific Development S.A. de C.V. ("Pacific SA"), a corporation formed under the laws of Mexico, which owns, as its sole asset, certain real estate consisting of approximately 118 hectares acres of land with ocean frontage in the city and harbor of Zihuatanejo, State of Guerrero, Mexico (the "Property"). Pacific S.A. is also the holder of a lease for use of a portion of the Property as a coconut plantation generating approximately $1,000,000 ($US) in rental each year (the "Lease"). A preexisting first priority security interest in the Property has been granted to Del Sol Realty, LLC pursuant to a mortgage in the amount of $25.0 Million (the "Mortgage").

In exchange for the Membership Interests, the Company shall, at Closing, issue to Pacific Development GP 65,000 shares of newly issued, restricted Series B Convertible Preferred Stock in the Company. Upon initial issuance by the Company, the price per share of the Series B Preferred Stock shall be $1,000 (the "Purchase Price"). The par value per share is $0.01. Upon not less than sixty-one days (61) prior written notice by the Series B Holders, unless waived by the Advisor, the Series B Preferred Stock shall be convertible into the common stock of the Company, at the option of the Holder, at any time upon five
(5) days' prior written notice, at a conversion rate equal to the Liquidation Price per share of Series B Preferred Stock, divided by (i) eighty percent (80%) of the lesser of the NASDAQ Fair Market Value, the OTC Fair Market Value or the Board of Directors Fair Market Value, but not more than (ii) four dollars ($4.00) per share; provided, however, that notwithstanding the foregoing, the Series B Preferred Stock may not be converted into common stock by the Holder, until such time as the Company's common stock is traded on the NASDAQ Over-the-Counter quotation system or other national exchange and such conversion shall not result in the Series B Holder receiving more that forty nine percent (49%) of the fully diluted capital stock of the Company.

In order to secure the obligations of the Company under the Series B Convertible Preferred Stock, the Company has agreed to pledge 100% of its membership interest in Pacific Development LLC to Pacific Development GP.

The Company is seeking to raise $250,000 of working capital through a Private Placement financing of up to 250,000 Shares of Series A Convertible Preferred Stock, 10% Coupon. The Offering Price is $1.00 Per Share. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of

$1.50 per share. The 10% Coupon ("interest") will be paid in kind with additional shares Common Stock at the time of conversion, and prorated if redemption or conversion occurs prior to the end of any quarter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. If the Preferred Stock offering is completed it will have a dilutive effect on all shareholders of the Company, increasing the total number of shares issued in the company by up to 2,500,000 shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     2.1 Membership Interest Purchase Agreement dated October 28, 2003 by and between the Company and Pacific Development G.P., a California general partnership 2.2 Pledge Agreement dated October 28, 2003 by and between the Company and Pacific Development G.P., a California general partnership

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-k.  None.

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

                                       HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                (Registrant)


Date:  November 10, 2003               /s/ James B. Kylstad
                                       -----------------------------------------
                                       James B. Kylstad, Chief Executive Officer


                                       /s/ J. Marshall Boyce, Treasurer
                                       -----------------------------------------
                                       J. Marshall Boyce, Treasurer