Form 10KSB
period 2003-12-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2004-04-15
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                                       or

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

Common Stock, $.01 Par Value - 1,197,600 shares as of March 29, 2004.

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, competition, state and federal regulation, environmental considerations, history of operating losses, and inability to obtain adequate financing. Such factors, which are discussed in the Annual Report, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Corporation wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

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

     During 2003, the Trust owned a Note with an original balance of $510,334.08 secured by a third lien Mortgage and Security Agreement collateralized by Watercrest Nursing and Rehabilitation Center, formerly known as Bayshore Convalescent Center, ("Bayshore" or the "Florida Property"), a 150-bed skilled and intermediate care nursing home facility located at 16650 West Dixie Highway in North Miami Beach, Florida, which was acquired in March 1988 and sold on August 6, 2001. Effective December 22, 2003, this Note and Mortgage were released without further payment and this receivable was written off. See Paragraph 2, Sale of Bayshore and PNC Bank litigation.

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

     On March 11, 2002, PNC Bank filed a foreclosure action for Bayshore in PNC BANK V. HEALTHCARE INVESTORS OF AMERICA, INC., ET AL, in the 11th Circuit for Miami-Dade County Florida, Case No. 0206571 CA 04 (the "Foreclosure Suit"). In the Complaint, PNC Bank alleges: (i) a breach by the Trust of the terms of the First and Second Mortgages by (a) transferring Bayshore to Prime without the consent of PNC Bank, and (b) further encumbering Bayshore with the Third Mortgage in favor of the Trust; (ii) a breach by the Trust of the terms of the PNC Bank Notes by failing to pay in full the accelerated amounts due; (iii) tortuous interference by Prime, Shaulson, Harbor American Capital Group ("HACG") Heritage Advisory Corporation ("Heritage") and James Sellers ("Sellers") with the relationship of PNC Bank and the Trust through the sale of Bayshore to Prime without PNC Bank consent and over its objections; (iv) a violation of Florida law by the transfer of Bayshore to Prime although Bayshore served as secured collateral in favor of PNC Bank; (v) civil conspiracy of the Trust, Shaulson, Prime, the HACG, Heritage, Sellers and Dale Markham ("Markham"), the Chairman of the Trust, and President in the sale of Bayshore to Prime without the consent of PNC Bank and over its objections and the further encumbrance of Bayshore with the Third Mortgage; and (vi) fraudulent inducement by the Trust and Markham in causing PNC Bank to enter into the June 2001 extension of the Forbearance Agreement one month prior to the sale of Bayshore to Prime. PNC Bank was seeking foreclosure of Bayshore, payment of the PNC Bank Notes, compensatory damages in an unstated sum and the appointment of a receiver of Bayshore under the terms of the First and Second Mortgages.

     The Trust, PNC Bank and Prime Investments, LLC and Abraham Shaulson, ("the Shaulson Group") and all other parties to the Foreclosure Suit, ("All Parties") entered into a Mediation Agreement dated September 22, 2003 wherein (1) Prime agreed to pay to PNC Bank the sum of $2,850,000 on or before October 23, 2003;
(2) the Trust, F. Dale Markham, Harbor American Capital Group, Heritage Advisory Corp. and James Sellers (the "HCIA Defendants") agreed to pay to PNC Bank on or before October 23, 2003, the sum of $20,000; (3) the HCIA Defendants agreed to render certain financial disclosure statements to PNC Bank; (4) the HCIA Defendants agreed to deliver to Shaulson and Prime a satisfaction of the third mortgage; (5) All Parties agreed that nothing contained in the Mediation Agreement was to be deemed, or in any way construed, to be an admission of liability by All Parties to the Mediation Agreement; and (6) All Parties would each enter into and deliver mutual releases to the others. Effective December 22, 2003, having met the conditions of the Mediation Agreement, All Parties entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") confirming the terms of the Mediation Agreement had been met.

3. Harbor American Capital Group, the advisor to the Trust, ("HACG") was entitled to a 3% sale fee as a result of the August 6, 2001 sale of Bayshore, or $168,000, under the terms of its Advisory Agreement. It accepted a flat fee of $150,000, payable $70,000 at close of the sale and $80,000 when the Third Mortgage Note was to have been paid in full on or before July 31, 2002. Since the Settlement provided that the third mortgage from Prime to the Trust was to be released without further payment, payment of this $80,000 fee was waived.

4. ADVISORY AGREEMENT. The Trust currently has a contract for advisory services with HACG. This contract expired effective December 31, 2003 and HACG has continued offering day-to-day management services pending renewal or termination of said contract. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, LLC, an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners.

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

     The Trust's continuing plan of operation for the 2004 fiscal year (ending December 31, 2004) is as follows: The Trust intends to re-capitalize and Trust shareholders voted on February 22, 2003, to go forward with this recapitalizing plan. See Item 4, Submission of Matters to a Vote of Security Holders. New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. During 2003, and continuing in 2004, the Trust has actively pursued certain investments in income producing real estate properties, but has been unable to conclude a transaction as of this date.

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

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     When financial resources are available, the Trust's primary business and industry segment is intended to be changed to invest in commercial, industrial and residential income producing real estate and high yield mortgages.

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

     EMPLOYEES

     The Trust, as of December 31, 2003, did not employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory Agreement. See Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Compliance With Section 16(a) of the Exchange Act and Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                  RISK FACTORS

IN CONSIDERING WHETHER TO ACQUIRE OUR COMMON STOCK, YOU SHOULD CONSIDER CAREFULLY THE RISKS ASSOCIATED WITH THE OWNERSHIP OF OUR COMMON STOCK. THESE RISKS ARE DESCRIBED IN DETAIL BELOW. YOU SHOULD CONSIDER CAREFULLY THESE RISK FACTORS, TOGETHER WITH ALL OF THE OTHER INFORMATION IN THIS REPORT.

WE HAVE NO SOURCE OF REVENUE.

     We do not have any source of revenue or investments in any income producing real estate as of the date of the filing of this Report. We cannot predict when, if ever, we will be able to generate income. If we are unable to generate revenue, it will have a material adverse effect on our ability to operate.

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We incurred operating losses during much of our history. We reported operating losses in 2003 of $55,536 and in 2002 of $29,108 and would have had a loss in 2001 if we had not shown the gain on sale of Bayshore.

     If we are not able to restore our profitability, which will depend largely on our ability to raise new capital and invest it in profitable commercial, industrial and residential income producing real estate, the market price of our common stock could decrease and our business and operations could be negatively impacted.

OUR INABILITY TO OBTAIN FINANCING IN ADEQUATE AMOUNTS AND ON ACCEPTABLE TERMS NECESSARY TO OPERATE OUR BUSINESS OR REPAY OUR DEBT OBLIGATIONS COULD NEGATIVELY IMPACT OUR BUSINESS, FINANCIAL CONDITION AND LIQUIDITY.

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We have no source of funding and no working capital in the business as of the date of the filing of this Report. There can be no assurance that we will have sufficient capital resources to permit us to implement our business plan, and we may need to seek additional external debt and/or equity financing to fund our operations in 2004 and beyond.

     If we are unable to obtain additional capital on terms that are acceptable to us, it will negatively impact our business, financial condition and liquidity.

WE HAVE NOT BEEN ABLE TO MAINTAIN EMPLOYEES.

     We have neither employees nor any working capital to pay employees. Our failure to locate working capital will prohibit us from attracting key employees who have the skill set to develop the business plan of the Company.

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

WE REQUIRE ADDITIONAL FUNDING AND INVESTMENT PROPERTIES TO ACHIEVE OUR BUSINESS PLAN.

We require additional funding and need to acquire investment properties in order to accomplish our Business Plan. There can be no assurance that we will be successful in raising capital or acquiring investment properties. If additional capital is raised or investment properties acquired, there may be additional and substantial issuances of shares of common stock of the Company. Any grants of additional shares will have a dilutive effect on the existing shareholders causing a substantial dilution of their interest, which could adversely affect the value of the shares of the Company's common stock.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE INDUSTRY IN WHICH WE OPERATE.

     Our business operates in the highly competitive real estate industry. For example, our intention to compete to originate quality, high rate mortgage loans and/or to acquire quality income producing real estate will put us in competition with a large variety and number of others with similar goals.

WHERE YOU CAN FIND MORE INFORMATION

     The files, annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available on the SEC's internet website, WWW.SEC.GOV. The reference to the SEC's website, above, is intended to be an inactive textual reference and no documents from the SEC website are intended to be incorporated by reference in this Annual Report. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

         James Kylstad, CEO
         2940 N. Swan Rd., Suite 212
         Tucson, AZ 85712
         (520) 326-2000

ITEM 2. DESCRIPTION OF PROPERTY

     There is no property presently owned by the Trust.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc... ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys' fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. During 2001, 2002 and 2003, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Although the Trust did not submit any matters to a vote of security holders in the fourth quarter of 2003, the Trust held a special meeting of shareholders on February 22, 2003, at which time shareholders approved the following:

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

     Biographies of the newly elected board members are as follows:

     JAMES MARSHALL BOYCE, Age 56. He is currently Vice President of First International Bank & Trust, located in Scottsdale, AZ. Mr. Boyce is primarily responsible for analyzing and underwriting all types of residential and commercial construction loans, and permanent loans on apartments, strip centers, and other commercial buildings. From 1994-2001, Mr. Boyce served as a Senior Vice President of Western Security Bank in Scottsdale, Arizona. From 1992 until 1994, Mr. Boyce was a loan officer with Annapolis Mortgage Corporation located in Phoenix, AZ. From 1974-1992, Mr. Boyce held a number of senior bank positions with a variety of institutions in Arizona, Kansas and Missouri, all positions having been involved with commercial loans. Mr. Boyce attended Kansas State College and received his B.S. degree in 1969 in Business Administration and Economics. In 1981, he graduated from the Omega Commercial Lending School in St. Louis, MO. In 1978, he graduated from the National School of Real Estate Finance in Columbus, OH. Mr. Boyce resigned from the board of directors of the Company on October 30, 2003 for personal reasons.

     MARY D. COZZA, Age 44. From September 2000 - present, Ms. Cozza has held numerous positions with QCP Incorporated, located in San Diego, and a wholly owned subsidiary of Qualcomm, Inc., including Vice President of Sales Operations and Vice President Customer and Product Support. From 1997-2000, she was employed with Qualcomm, Inc. in numerous positions including Director of Customer and Product Support Operations and Senior Manager of Business Development. From 1994-1997, she served as President and General Manager of PdMA Corporation. From 1992-1994, she was District Manager for CR Services. She has a

B.S. in Business Administration and Marketing from the University of Northern Colorado.

     JAMES B. KYLSTAD, Age 50. He is currently a director and CEO of Why USA Financial Group, a national real estate franchise and mortgage bank, located in San Diego, having held this position since February 2001. Why USA Financial Group has its common stock registered under the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of the Exchange Act. From 1983 -2001, Mr. Kylstad held numerous positions with American Home Capital Corporation, located in San Diego, including CEO and Chairman of the board of directors from July 1994-January 2001. From 1983-July 1994, he served as Executive Vice President and a director. American Home Capital Corporation was also a public reporting company. From March 1981-October 1983, he served as Chief Operating Officer and director of the Bank of Southern California.

     JOEL WOLDORF, Age 62. He is currently Managing Partner of Woldorf and Company, CPAs and Financial Consultants in Scottsdale, AZ, engaging in business consulting, business evaluation, litigation support, tax planning and tax preparation. Mr. Woldorf has been licensed as a Certified Public Accountant from 1968 in the Commonwealth of Pennsylvania and since 1989 in the state Arizona. During this period, Mr. Woldorf was Account Manager for Laventholl Kmersein, Horwath & Horwath. He also holds Series 6 and 63 licenses with Sentra Securities Corporation, which permit him to advise on annuities and mutual funds. Mr. Woldorf serves on the Advisory Council as a Member with CPAs of Arizona, LLC, a financial resource for taxpayers and investors. He is a Graduate of Temple University, with a BS in Business Administration.

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

     CHAD M. HARRINGTON, Age 35, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies from 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.


                                     PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION; DISCLOSURE RELATING TO LOW PRICE STOCK

     The Trust Common Stock is not listed or traded on any public exchange market. As a result, holders of Common Stock should expect to find it more difficult to dispose of, or to obtain accurate quotations on the price of the Common Stock. Additionally, sales practice requirements are imposed on broker-dealers who trade in the Common Stock other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. Such burdens on trading in the Common Stock should be expected to discourage active trading which would reduce the liquidity of the Common Stock and increase the spread between the bid and ask prices quoted by these broker-dealers, if any, which quote the Common Stock.

     The transfer agent for the Common Stock of the Trust is Gemisys, Inc., Evergreen, Colorado.

HOLDERS

     As of March 29, 2004, there were 1,197,600 shares of Common Stock outstanding, which were owned by approximately 389 holders of record.

DIVIDENDS

     The Trust declared a dividend on the Common Stock in the amount of $1.25 per share on August 21, 2001 to shareholders of record on August 14, 2001. No dividends were paid in 2002 and 2003. Under the Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

RECENT SALES OF SECURITIES.

     In October, November and December, 2003, the Company issued 75,000 shares of Series A Convertible Preferred Stock to accredited investors. Prior to their issuance, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Convertible Preferred Stock with a 10% coupon and containing the following general terms: (1) Coupon payments to be paid in kind with additional shares of Common Stock at the time of conversion or redemption. (2) Par value to be $0.01 per share. (3) Minimum investment: $10,000 and maximum investment $250,000 at a price of $1.00 per share. (4) Non-Voting (except as required by law). (5) Convertible (i) at the option of the Holder into common stock of the Company at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. (6) Subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2003, the Company had received subscriptions, which it accepted, in the amount of $75,000. All proceeds of the offering have been used for working capital of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

     For the year ended December 31, 2003, the Trust had a Net Loss of $55,536 ($0.05) per share, as compared to a net loss of $29,108, or $0.07 per share for 2002.

     REVENUES. The Company has historically primarily derived its revenues from the leasing of facilities to healthcare providers. During 2003 and 2002 revenues were derived from interest earned on the mortgages associated with the 2001 property sale. 2003 Interest earned ($305,038) declined from the 2002 level ($386,639) since it only accrued through October 22, 2003, the settlement date. Due to the settlement with PNC, non-cash Revenues for the year ended December 31, 2003 were recognized. These are shown as $1,359,861 Indebtedness relieved on settlement and $112,837 Gain on sale, recognized on settlement. Interest Income on the Third Mortgage Note previously accrued in 2003 has now been almost fully off-set by Interest Expense as a result of the Settlement. See ITEM 1, BUSINESS, paragraph 2. Sale of Bayshore and PNC Bank Litigation.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the years ended December 31, 2003 and December 31, 2002 were zero, as there were no assets to be depreciated.

     INTEREST EXPENSE. For the year ended December 31, 2003, interest expense totaled $270,478 compared with $342,467 for the year ended December 31, 2002. Proportionate to the reduction in interest earned, interest expense declined as it too was accrued through October 22, 2003, the settlement date.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 2003 were $64,877 similar to the $63,000 paid for the year ended December 31, 2002. The Advisor waived payment of $80,000 of the $150,000 fee due as a disposition fee on the sale of Bayshore as a result of the Mediation Settlement Agreement that provided that the Third Mortgage Note due from Prime to the Trust was to be released without further payment.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2003 were $37,506, a decrease from the $49,826 incurred in the year ended December 31, 2002. Many of these costs relate to legal costs incurred defending the PNC foreclosure litigation and due diligence costs, other than legal, pertaining to new assets the Trust is considering adding to its portfolio.

     OTHER MATTERS. Significant legal fees associated with due diligence and negotiation of prospective acquisitions have been separately stated in 2003 due to their materiality.

LIQUIDITY

     Cash decreased from $72,126 at December 31, 2002 to $2,238 at December 31, 2003. Subscriptions to the Series A issue will be the primary source of working capital as effort s to recapitalize the Trust are being considered. Notes receivable of $4,413,590 and Mortgage Notes payable of $3,747,446 as of December 31, 2002 are both reduced to zero as of December 31, 2003 due to the settlement with PNC. Distributions in excess of net earnings increased from ($3,865,551) at December 31, 2002 to ($3,921,087) at December 31, 2003.

     The Trust has received no cash income in 2003 and relied on interest income from the Third Mortgage Note to pay its expenses in 2002. Cash flows used for operations were ($120,888) in 2003 and ($56,898) in 2002. These were primarily the result of increased due diligence legal costs incurred.

     In October, November and December, 2003, the Company issued 75,000 shares of Series A Convertible Preferred Stock to accredited investors. Prior to the issuance of these shares, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Convertible Preferred Stock with a 10% coupon and containing the following general terms: (1) Coupon payments to be paid in kind with additional shares of Common Stock at the time of conversion or redemption. (2) Par value to be $0.01 per share. (3) Minimum investment:
$10,000 and maximum investment $250,000 at a price of $1.00 per share. (4) Non-Voting (except as required by law). (5) Convertible (i) at the option of the Holder into common stock of the Company at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. (6) Subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2003, the Company had received subscriptions, which it accepted, in the amount of $75,000. All proceeds of the offering have been used for working capital of the Company.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had only one remaining asset in 2003, the Note secured by a Third Mortgage. This Third Mortgage Note was reduced to zero by the Settlement Agreement. See Item 1. DESCRIPTION OF BUSINESS - Sale of Bayshore and PNC Bank Litigation.

     Management's plans include developing new business through recapitalization efforts. Negotiations are currently under way to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

         NAME               AGE        POSITION PRESENTLY HELD           DIRECTOR FROM
-----------------------     ---     ------------------------------    --------------------
James B. Kylstad            51      Director.  Elected Chairman of    February 22, 2003 to
                                    the Board and Chief Executive     Present
                                    Officer on March 14, 2003.

F. Dale Markham             74      Director.  Re-elected as          1987 to Present
                                    President on March 14, 2003

Grady P. Hunter             70      Director.  Elected Vice           1987 to Present
                                    President on March 14, 2003

Charles E. Trefzger, Jr.    45      Director                          1996 to Present

James Marshall Boyce        57      Director.  Elected Treasurer      February 22, 2003 to
                                    and Chief Financial Officer on    October 30, 2003
                                    March 14, 2003.  Resigned
                                    October 30,2003

Mary D. Cozza               45      Director.  Elected Secretary on   February 22, 2003 to
                                    March 14, 2003                    Present

Joel H. Woldorf             63      Director.  Appointed Chairman     February 22, 2003 to
                                    of both the Audit and             Present
                                    Compensation Committees on
                                    March 14, 2003.

     Aries Capital Partners, LLC is considered a Control Person by virtue of the vote of Shareholders at the Special Election held on February 22, 2003 wherein 800,000 shares of the common stock of the Registrant was authorized to be issued to Aries Capital Partners, LLC. Issuance of these shares is being processed as of March 29, 2004.

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

     F. DALE MARKHAM has served as President of the Trust since March 14, 2003. He previously served as Chairman of the Board, President and Chief Financial Officer from March 3, 1998 to March 14, 2003 and has been a Director of the Trust since its inception in 1987. From 1991 until his retirement effective December 31, 1994, he was a mortgage banking consultant and founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1990, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the current Advisor and a Sponsor of the Trust. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm from 1974 to 1982. Prior to his retirement in 1994, he had been involved in mortgage banking and real estate activities since 1957.

     CHARLES E. TREFZGER has been a Director of the Trust since 1998. He is the President of Agemark, a healthcare management company specializing in the long term care industry. Through affiliated entities, he owns fifteen assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-Com from 1989 to 1996. From 1986 to 1988, Mr. Trefzger was Corporate Counsel to Brian Center Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor degree from Wake Forest University. He is licensed to practice law in the State of North Carolina.

     MARY D. COZZA was elected as a Director on February 22, 2003 and Secretary of the Trust on March 14, 2003. She has held numerous positions with QCP Incorporated, located in San Diego, and a wholly owned subsidiary of Qualcomm, Inc. From September, 2000 to the present, she has been Vice President of Sales Operations and Vice President Customer and Product Support. From 1997-2000, she was employed with Qualcomm, Inc. in numerous positions including Director of Customer and Product Support Operations and Senior Manager of Business Development. From 1994-1997, she served as President and General Manager of PdMA Corporation. From 1992-1994, she was District Manager for CR Services. She has a B.S. in Business Administration and Marketing from the University of Northern Colorado.

     JAMES B. KYLSTAD was elected as a Director of the Trust on February 22, 2003 and as Chairman and CEO on March 14, 2003. He is the CEO of Why USA Financial Group, a national real estate franchise and mortgage bank, located in San Diego, having held this position since February 2001. Why USA Financial Group has its common stock registered under the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of the Exchange Act. From 1983 -2001, Mr. Kylstad held numerous positions with American Home Capital Corporation, located in San Diego, including CEO and Chairman of the board of directors from July 1994-January 2001. From 1983-July 1994, he served as Executive Vice President and a director. American Home Capital Corporation was also a public reporting company. From March 1981-October 1983, he served as Chief Operating Officer and director of the Bank of Southern California.

     JOEL WOLDORF was elected as a Director of the Trust on February 22, 2003. He is currently Managing Partner of Woldorf and Company, CPAs and Financial Consultants in Scottsdale, AZ, engaging in business consulting, business evaluation, litigation support, tax planning and tax preparation. Mr. Woldorf has been licensed as a Certified Public Accountant from 1968 in the Commonwealth of Pennsylvania and since 1989 in the state Arizona. During this period, Mr. Woldorf was Account Manager for Laventholl Kmersein, Horwath & Horwath. He also holds Series 6 and 63 licenses with Sentra Securities Corporation, which permit him to advise on annuities and mutual funds. Mr. Woldorf serves on the Advisory Council as a Member with CPAs of Arizona, LLC, a financial resource for taxpayers and investors. He is a Graduate of Temple University, with a BS in Business Administration.

     At the Board of Directors meeting held March 14, 2003, Mr. James B. Kylstad was elected to serve as Chairman; Mr. F. Dale Markham was elected to serve as President; Mr. Grady P. Hunter was elected to serve as Vice President; Ms. Mary
D. Cozza was elected to serve as Secretary; and Mr. J. Marshall Boyce was elected to serve as Treasurer and Chief Financial Officer of the Trust. Mr. Boyce has resigned as of October 31, 2003.

OFFICERS AND DIRECTORS OF THE ADVISOR

     Effective March 1, 1998 the Trust entered into a contract for advisory services with HACG and this contract has been extended through December 31, 2003. Renewal of this contract is pending. Effective February 22, 2003, the partnership interests in HACG were sold to Aries Capital Partners, L.L.C. The new general partner of HACG is Aries Capital Partners which is owned by New Bridge Capital Partners, LLC. Mr. Chad M. Harrington is the Managing Member of New Bridge Capital Partners.

ITEM 10. EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 2003. F. Dale Markham, President and Treasurer of the Trust until March 14, 2003, was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION                       YEAR        TOTAL COMPENSATION
---------------------------                       ----        ------------------

James B. Kylstad, Chairman from March 14, 2003    2003          $11,000 accrued

F. Dale Markham, Chairman of the Board,
President and Chief Financial Officer             2003          $11,000 accrued
                                                  2002          $11,000 paid
                                                  2001          $11,000 paid

     The Trust paid or accrued annual directors' fees of $11,000 each to the unaffiliated Directors in 2003, 2002 and 2001.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 2003.

     The Company does not have any equity compensation plans, other than the Employee Stock Option plan previously approved by our stockholders. No stock has ever been issued under the terms of this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 29, 2004 the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Trust to own beneficially more than five percent (5%) of the Trust's outstanding shares of Common Stock, by each director of the Trust, and by all directors and officers of the Trust as a group.

                                                            PERCENTAGE OF OUTSTANDING
                                                            SHARES OWNED AFTER SHARE
                                                            ISSUANCE APPROVED BY
                                                            SHAREHOLDERS ON FEBRUARY 14,
                                                            2003.  (800,000 SHARES IN
                                   AMOUNT AND NATURE OF     PROCESS OF BEING ISSUED AS OF
   NAME OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP     MARCH 29, 2004).
------------------------------     --------------------     -----------------------------
Aries Capital Partners, LLC           800,000 Shares                   66.80%

Sutter Opportunity Fund 2, LLC         79,399 Shares                    6.63%

All Directors and Officers              5,500 Shares                    0.46%

     By letter dated April 2, 2004, James R. Sellers was appointed Acting Chief Financial Officer. As of March 29, 2004, certain directors and Mr. Sellers had subscribed to the Series A issue. See Item 5, Market for Trust Common Equity and Related Stockholder Matters. Ms. Mary Cozza, Director and Secretary, had subscribed for 41,000 shares of this Series A issue. Mr. Grady P. Hunter, Director and Vice President, had subscribed for 5,000 shares and Mr. James R. Sellers had subscribed for 10,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth following summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 2002: There were no transactions between the Trust and Sutter Opportunity Fund 2, LLC, nor Aries Capital Partners, LLC nor any of the Trust Directors in the year ending December 31, 2003, nor through the period ending March 29, 2004.

ACQUISITION AND DISPOSITION FEES

     The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. The Trust agreed to pay a disposition fee of $150,000 for the sale of Bayshore. At closing on August 6, 2001, $70,000 was paid to the Advisor and, by agreement, $80,000 was to be paid to the Advisor upon receipt of the final payment due under the terms of the Third Mortgage Note. Under the terms of the Settlement, the Third Mortgage Note was required to be released and the Advisor waived the final $80,000 payment.

ADVISORY FEES

     During the fiscal year ended December 31, 2003, the Trust paid or accrued Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $30,000.

     As a result of the shareholder approval on February 22, 2003, Aries Capital Partners, LLC assumed management control of Harbor American Capital Group, the Advisor to the Registrant, effective February 22, 2003. Aries Capital Partners LLC is an entity established solely for the purposes of this transaction. Its business is located at Hopi Station #4284, Scottsdale, AZ 85261. The ownership of Aries Capital Partners, LLC is as follows: 100% owned by New Bridge Capital Partners LLC, for whom the Managing Member is Chad M. Harrington, located at Hopi Station #4284, Scottsdale, AZ 85260.

     CHAD M. HARRINGTON, Age 35, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies from 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Index of Financial Statements

     The following financial statements of Healthcare Investors of America, Inc. are included.

     Independent Auditor's Report - Years ended December 31, 2003
        and 2002.                                                           F-1
     Balance sheets - December 31, 2003 and 2002.                           F-2
     Statements of operations - Years ended December 31, 2003 and 2002.     F-3
     Statements of cash flows - Years ended December 31, 2003 and 2002.     F-4
     Changes in stockholders' equity (deficiency) years ended
        December 31, 2003 and 2003                                          F-5
     Notes to financial statements - December 31, 2003 and 2002.            F-6

REPORTS ON FORM 8-K

     A Form 8-K was filed on March 7, 2003, reporting on the Special Meeting of Shareholders held on February 22, 2003. At this meeting, the shareholders voted to approve the following:

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

ITEM 14. CONTROLS AND PROCEDURES DISCLOSURE

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by ThermoView in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that there were no significant changes in internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

EXHIBITS

     See attached list of Exhibits.


Rest of page intentionally left blank.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHCARE INVESTORS OF AMERICA, INC.


Dated:  April 13, 2004              BY: /S/ JAMES B. KYLSTAD
                                        ----------------------------------------
                                                  Director and Chairman

Dated:  April 13, 2004              BY: /S/ JAMES R. SELLERS
                                        ----------------------------------------
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated:  April 13, 2004               BY: /S/ JAMES B. KYLSTAD
                                        ----------------------------------------
                                        James B. Kylstad, Director and Chairman
                                        of the Board and Chief Executive Officer

Dated:  April 13, 2004              BY: /S/ F. DALE MARKHAM
                                        ----------------------------------------
                                        F. Dale Markham, Director and President

Dated:  April 13, 2004              BY: /S/ GRADY P. HUNTER
                                        ----------------------------------------
                                        Grady P. Hunter, Director and Vice
                                        President

Dated:  April 13, 2004              BY: /S/ MARY D. COZZA
                                        ----------------------------------------
                                        Mary D. Cozza, Director and Secretary

Dated:  April 13, 2004              BY: /S/ CHARLES E. TREFZGER
                                        ----------------------------------------
                                        Charles E. Trefzger, Jr., Director

Dated:  April 13, 2004              BY: /S/ JOEL H. WOLDORF
                                        ----------------------------------------
                                        Joel H. Woldorf, Director

Dated:  April 13, 2004              BY: /S/ JAMES R. SELLERS
                                        ----------------------------------------
                                        Acting Chief Financial Officer

                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2003

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

10.105* Stock Purchase Agreement dated January 27, 2003 by and between Healthcare Investors of America, Inc. and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form KSB filed March 31, 2003.

10.106* First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Investors, Inc.) filed as Exhibit 10.106 to Form KSB filed March 31, 2003.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification  of  the  Acting  Chief  Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification  of  the  Acting  Chief  Financial  Officer  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference

                           S.E. CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
           Registered Firm: Public Company Accounting Oversight Board


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Healthcare Investors of America, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of Healthcare Investors of America, Inc., (the "Trust"), as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 8, Trust management has recently become aware that a party to an in-process transaction may have entered into an exchange transaction with another public company, leading that company to believe they have rights to certain contemplated, but un-issued securities of the Trust. Management unequivocally asserts that conditions precedent to closing had not been satisfied as of December 31, 2003, nor have they subsequently been satisfied, and that no such contemplated securities will be issued until all conditions precedent are met, if ever. Management further disavows any involvement with the reported exchange transaction with the other public company and the resulting misstatements and misrepresentations, if any, included in that company's filings and press releases relating to recording and reporting the transaction.
Documentation requested from management of that company, supporting their reporting and recording of the exchange transaction has not been provided by them.

In our opinion, the financial statements of Healthcare Investors of America, Inc., referred to above, present fairly, in all material respects, the financial position of Healthcare Investors of America, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include adjustments that may result from the ultimate resolution of these matters.

/s/ S.E. Clark & Company, P.C.

Tucson, Arizona
March 31, 2004

          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                               seclarkcpa@aol.com

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                             2003            2002
                                                        ------------    ------------
ASSETS:

Cash and cash equivalents                               $      2,238    $     72,126
Notes and interest receivable                                     --       4,413,590
                                                        ------------    ------------

       TOTAL ASSETS                                     $      2,238    $  4,485,716
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Mortgage notes payable                                  $         --    $  3,747,446
Interest payable                                                  --         212,183
Accounts payable and accrued expenses                        165,526          67,556
Commissions payable                                               --          80,000
Disputed claims                                               50,000          92,623
Deferred gain on sale of property                                 --         494,660
                                                        ------------    ------------

       TOTAL LIABILITIES                                     215,526       4,694,468
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Convertible preferred stock, Series A, $.01 par value            750              --
Common stock, $.01 par value; 10,000,000
 shares authorized, 1,197,600 shares issued
 and outstanding                                              11,976           3,976
Paid in capital                                            3,695,073       3,652,823
Distributions in excess of net earnings                   (3,921,087)     (3,865,551)
                                                        ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)              (213,288)       (208,752)
                                                        ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                              $      2,238    $  4,485,716
                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                     -----------    -----------
REVENUES:

Indebtedness relieved on settlement                  $ 1,359,861    $        --
Interest income                                          305,038        386,639
Gain on sale, recognized on settlement                   112,837             --
Other income                                              76,179         39,546
                                                     -----------    -----------

       TOTAL REVENUES                                  1,853,915        426,185
                                                     -----------    -----------
EXPENSES:

Bad debt incurred on settlement                        1,422,169             --
Interest expense                                         270,478        342,467
Legal fees incurred, prospective acquisitions            114,421             --
Advisor and directors fees and expenses                   64,877         63,000
Other operating expenses                                  37,506         49,826
                                                     -----------    -----------

       TOTAL EXPENSES                                  1,909,451        455,293
                                                     -----------    -----------

NET LOSS                                             $   (55,536)   $   (29,108)
                                                     ===========    ===========

NET LOSS PER SHARE, basic and diluted                $     (0.05)   $     (0.07)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,081,636        397,600
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     2003           2002
                                                                 -----------    -----------
CASH FLOWS FROM OPERATIONS:

Net loss                                                         $   (55,536)   $   (29,108)

Adjustment to reconcile net loss to net cash:
   Gain on sale, recognized on settlement                           (120,700)            --
   Other income                                                      (76,179)            --
   Interest receivable                                               482,415       (239,973)
   Interest payable                                                 (482,415)       212,183
   Accounts payable and accrued expenses                             131,527             --
                                                                 -----------    -----------
Net cash used for operating activities                              (120,888)       (56,898)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Principal received on notes receivable                             2,387,585        166,163
                                                                 -----------    -----------
Net cash provided by investing activities                          2,387,585        166,163
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                                  (2,387,585)      (136,514)
Proceeds from issuance of Series A convertible preferred stock        75,000             --
Expenses of raising capital and recapitalization                     (24,000)            --
                                                                 -----------    -----------
Net cash used for financing activities                            (2,336,585)      (136,514)
                                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (69,888)       (27,249)

CASH AND CASH EQUIVALENTS - Beginning of year                         72,126         99,375
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS - End of year                          $     2,238    $    72,126
                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                        CONVERTIBLE PREFERRED
                              SERIES A                 COMMON STOCK
                        ---------------------    ------------------------      PAID IN         EXCESS
                        SHARES       AT PAR        SHARES        AT PAR        CAPITAL      DISTRIBUTIONS
                        ------     ----------    ----------    ----------    -----------    -------------
Balances at
December 31, 2001           --     $       --       397,600    $    3,976    $ 3,652,823    $  (3,836,443)

Net Loss                    --             --            --            --             --          (29,108)
                        ------     ----------    ----------    ----------    -----------    -------------

Balances at
December 31, 2002           --             --       397,600         3,976      3,652,823       (3,865,551)

Common Stock
Issued in
Reorganization              --             --       800,000         8,000         (8,000)              --

Preferred Stock
Issued for Cash         75,000            750            --            --         74,250               --

Costs of Capital and
Reorganization              --             --            --            --        (24,000)              --

Net Loss                    --             --            --            --             --          (55,536)
                        ------     ----------    ----------    ----------    -----------    -------------
Balances at
December 31, 2003       75,000     $      750     1,197,600    $   11,976    $ 3,695,073    $  (3,921,087)
                        ======     ==========    ==========    ==========    ===========    =============


     The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1:  ORGANIZATION

Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. In the past, the Trust engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Although the Trust currently owns no properties, it is considering actions to recapitalize.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Trust has virtually no assets. Under the terms of the Mediation Agreement and the Settlement Agreement, recent indebtedness and litigation has been released. See Note 7, Bank Litigation.

The Trust's  plan of  operation  for the 2004 fiscal year  (ending  December 31,
2004) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders voted on February 22, 2003, to go forward with this recapitalization plan. New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, and there can be no assurance that the Trust will be able to find capital to grow and operate its business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. If the Trust is unable to obtain capital, its ability to continue as a going concern is in jeopardy.

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

(2) BUILDINGS AND IMPROVEMENTS - Depreciation is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

(3) LOAN COSTS - Loan costs which have been deferred are amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION - Rental income from operating leases is recognized as earned over the life of the lease agreements.

(5) INCOME TAXES - As of December 31, 2003, Company had net operating loss carry forwards for income tax purposes of approximately $2,487,691 which will expire beginning in 2013.

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

NOTE 3:  REAL ESTATE PROPERTIES AND LEASES

At December 31, 2003, the Trust owned no assets. See Note 7. Bank Litigation.

NOTE 4:  MORTGAGE NOTES RECEIVABLE AND PAYABLE

As of December 22, 2003, the balance due under the Note payable to PNC Bank was satisfied under terms of the Mediation Agreement and the Settlement Agreement. The accounting adjustments to remove previously reported principal and accrued interest receivable and payable are further discussed in Note 7. Bank Litigation

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an agreement with the Advisor, and affiliates of the Advisor, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $30,000 to the Advisor during each of the years ended December 31, 2003 and 2002. Portions of these payments were accrued.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in 2003 and 2002.

The Advisor was also entitled to a fee on a prior sale of Trust property. The balance of the fee, $80,000, was payable when the Third Mortgage Note was paid in full. Since the Third Mortgage Note was written off as a condition of the PNC settlement, the Advisor has forfeited any right to this fee. The previously accrued amount is reported as a component of "Gain on sale, recognized on settlement."

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

During 2003, Management has reclassified amounts totaling $76,179, previously included in accounts payable and disputed claims, to the caption "Other income" since no efforts had been made by the various creditors during the statutory period to collect these contested claims.

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

The PNC Bank applied the $2,870,000 paid under the settlement agreement to accrued interest ($482,415) and principal ($2,387,585). Management has reclassified the $1,359,861 residual principal balance of the PNC mortgage notes to the caption "Indebtedness relieved on settlement." Likewise, the offsetting amounts due from the buyer have been reclassified by management to the caption "Bad debt incurred on settlement." Previously accrued interest on the Third Mortgage Note totaling $62,308 is also included in the caption. The forgiveness of indebtedness is a non-cash transaction and is accordingly excluded from disclosure in the Statement of Cash Flows.

NOTE 8:  CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon")payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

MANAGEMENT IS ACTIVELY PURSUING INVESTMENT OPPORTUNITIES FOR THE TRUST, SOME OF WHICH MAY SOON COME TO FRUITION. THESE OPPORTUNITIES MAY INVOLVE THE ISSUANCE OF DEBT OR EQUITY INSTRUMENTS, SOME OF WHICH MAY BE EXTREMELY DILUTIVE TO CURRENT SHAREHOLDERS, BUT ARE VIEWED BY MANAGEMENT AS BEING CRITICAL TO THE SURVIVAL OF THE TRUST.

PURSUANT TO THE RECAPITALIZATION PLAN, INVESTMENT OPPORTUNITIES ARE CURRENTLY BEING NEGOTIATED WITH OTHER PARTIES. MANAGEMENT HAS RECENTLY BECOME AWARE THAT A PARTY TO ONE OF THE IN-PROCESS TRANSACTIONS MAY HAVE ENTERED INTO A TRANSACTION WITH ANOTHER PUBLIC COMPANY, LEADING THEM TO BELIEVE THEY HAVE RIGHTS TO CERTAIN CONTEMPLATED, BUT UNISSUED SECURITIES OF HCIA. MANAGEMENT UNEQUIVOCALLY DISAVOWS ANY INVOLVEMENT WITH THIS UNAUTHORIZED TRANSACTION AND HAS INFORMED MANAGEMENT OF THAT COMPANY OF THE MISSTATEMENT AND MISREPRESENTATION DISCLOSED IN THEIR

FINANCIAL STATEMENTS. HCIA MANAGEMENT IS INVESTIGATING ITS RESPONSIBILITIES UNDER SECURITIES LAWS TO REPORT THEIR FINDINGS AS WELL AS ITS LEGAL REMEDIES AGAINST PARTIES WHO MAY BE DISSEMINATING WHAT HCIA MANAGEMENT BELIEVES TO BE FALSE INFORMATION.

Basic and Diluted Earnings Per Share - Basic earnings per share is calculated using the weighted average of shares outstanding during the periods. The 800,000 additional common shares issued in the recapitalization are deemed issued as of the date of the February 22, 2003 approval by the shareholders. The potential conversion of preferred shares to common has been excluded from the determination since the result would be anti-dilutive to the net loss.

NOTE 9:  SUBSEQUENT EVENTS

Subsequent to year end, through February 28, 2004, an additional $36,000 of Series A Preferred has been subscribed and paid.