Form 10QSB
period 2004-03-31
HEALTHCARE INVESTORS OF AMERICA INC
filed 2004-05-14
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                                       or

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

The number of shares outstand of the registrant's Common Stock, $.01 Par Value as of March 31, 2004 is 1,197,600 shares.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)                           4

         Balance Sheets - December 31, 2003 and March 31, 2004                4

         Statements of Operations and Distributions in Excess
         of Net Earnings (3 Months) - March 31, 2004 and
         March 31, 2003                                                       5

         Statement of Cash Flow (3 Months) - March 31, 2004 and
         March 31, 2003                                                       6

         Notes to Financial Statements - March 31, 2004                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Item 3.  Controls and Procedures                                             12


PART II. Other Information

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities or Unregistered Sale of Securities
         and Use of Proceeds                                                 13

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

                           FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our history of operating losses, lack of any revenue base, , lack of capital, issues with liquidity, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand for services of the Company, the Company's ability to compete, regulatory matters, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the notes to consolidate financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The rest of this page is left blank intentionally.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2004            2003
                                                   (Unaudited)      (Audited)
                                                   ------------    ------------
ASSETS:

Cash and cash equivalents                          $      1,478    $      2,238
                                                   ------------    ------------

     TOTAL ASSETS                                  $      1,478    $      2,238
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY):

Accounts payable and accrued expenses              $    189,526    $    165,526
Disputed claims                                          50,000          50,000
                                                   ------------    ------------

     TOTAL LIABILITIES                                  239,526         215,526
                                                   ------------    ------------

Commitments and contingencies, See Note 6                    --              --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.01 par value; 10,000,000
   shares authorized, 1,197,600 shares issued            11,976          11,976
Series A Convertible Preferred stock                    111,000          75,000

Paid in capital                                       3,620,823       3,620,823
Distributions in excess of net earnings              (3,981,847)     (3,921,087)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)           (238,048)       (213,288)
                                                   ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)                           $      1,478    $      2,238
                                                   ============    ============



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                       2004            2003
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------
REVENUES:

Interest income                                    $          1    $     91,508
Other income
                                                   ------------    ------------

     TOTAL REVENUES                                           1          91,508
                                                   ------------    ------------

EXPENSES:

Interest expense                                             --          81,000
Advisory and other fees                                   7,500           7,500
Directors fees and other expenses                        16,500          10,125
Other operating expenses                                 36,761          16,391
                                                   ------------    ------------

     TOTAL EXPENSES                                      60,761         115,016
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    (60,760)   $    (23,508)
                                                   ============    ============

NET INCOME (LOSS) PER SHARE                        $      (0.15)   $      (0.06)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   1,197,600       1,197,600
                                                   ============    ============

Distributions in excess of net
earnings - beginning of period                     $ (3,921,087)   $ (3,865,551)

Net income (loss)                                       (60,760)        (23,508)

Distributions during the period                              --              --
                                                   ------------    ------------

Distributions in excess of net
earnings - end of period                           $ (3,981,847)   $ (3,889,059)
                                                   ============    ============


                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

                             STATEMENTS OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                       2004            2003
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                                  $    (60,760)   $    (23,508)

Changes in assets and liabilities:

   Contract, rents and other receivables                     --         (91,508)
   Interest payable                                          --          81,000
   Accounts payable and accrued expenses                 24,000         (11,450)
                                                   ------------    ------------

Net cash provided by (used for) operating
activities                                              (36,760)        (45,466)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Issuance of Series A Convertible Preferred Stock         36,000              --
                                                   ------------    ------------

Net cash provided by (used for)
investing/financing activities                           36,000              --
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (760)        (45,466)

CASH AND CASH EQUIVALENTS - Beginning of period           2,238          72,126
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - End of period          $      1,478    $     26,660
                                                   ============    ============



                        See Notes to Financial Statements

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003


NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

The affairs of Healthcare Investors of America, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L. L. C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, L. L. C., an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners. The current contract with the Advisor expired by its terms on December 31, 2003. The Advisor has continued on a day to day basis pending renewal or termination of its contract.

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2004 fiscal year (ending December 31, 2004) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders voted on February 22, 2003, to go forward with this recapitalizing plan. As part of this recapitalizing plan, a change of control of the Trust occurred and the Trust issued an additional 800,000 shares of common stock to Aries. This issuance can disqualify the Trust from its REIT status for federal income tax purposes. Trust management is seeking new capital and investments in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Trust has no assets. Therefore, the cash flow available to pay operating expenses is non-existent.

Management's plans include recapitalizing and redirecting the trust investment profile.

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

(2) BUILDINGS AND IMPROVEMENTS - Depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. As there are no depreciable assets currently on the Trust books, no depreciation is shown on the financial statements.

(3) LOAN COSTS - Loan costs have been deferred and are being amortized using the straight-line method over the term of the related borrowing.

(4) REVENUE RECOGNITION - Rental income from operating leases is recognized as earned over the life of the lease agreements.

(5) INCOME TAXES - As of December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $2,487,691which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2004 and beyond will be dependent on, among other things, its ability to obtain financing. The Company has no source of cash flow today and no capital to make investments in real property to generate either cash flow or additional value for its shareholders. The inability of the Company to locate suitable financing sources or generate income from the investments in real property could have a material adverse effect on the Company's ability to continue as a going concern.

At March 31, 2004, the Trust owned no assets.

NOTE 4:  MORTGAGE NOTES PAYABLE

None.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective  March 1, 1998,  the Trust  entered  into an Advisory  Agreement  with
Harbor American Capital Group, an Arizona corporation, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2004.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2004. The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal negotiations that are underway.

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

Management has received legal billings in the combined amount of $85,701 from two law firms. These may be related to due diligence on transactions that may be recommended by the Advisor as Trust acquisitions. It may be that the Advisor has acted in ways that could be construed to obligate the Trust for all or some portion of these billings. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 7:  CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of March 31, 2004, $111,000 of this Series A had been subscribed. Subsequently, on April 21, 2004, an additional $15,000 was subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing shareholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon")payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

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

                     HEALTHCARE INVESTORS OF AMERICA, INC.

                        Three Months Ended March 31, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    MARCH 31, 2004 COMPARED TO MARCH 31, 2003

RENTAL INCOME. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and received no income in the period ended March 31, 2004. This compares with Total Revenues of $91,508 received during the period ended March 31, 2003, when interest from a Note Receivable was then accruing.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2004 were zero which compares with zero for the three months ended March 31, 2003. These comparisons are the result of no real estate asset being owned in either period.

INTEREST EXPENSE. For the three months ended March 31, 2004, there was no interest expense as compared with $81,000 of interest expense for the same period in 2003. This decrease in interest expense is the result of the release effective October 23, 2003, by PNC Bank of the only indebtedness owed by the Trust.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2004, advisory and other fees totaled $7,500 and for the three months ended March 31, 2003, advisory and other fees totaled $7500.

DIRECTORS FEES AND EXPENSES. Director's fees and expenses for the three months ended March 31, 2004 were $16,500 and for the three months ended March 31, 2003, were $10,125. As of October 31, 2003, with the resignation of Director J. Marshall Boyce, there are six Directors each of whom receive $2,750 per quarter, which will be accrued until the Trust is receiving adequate income from operations to pay such fees and expenses.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended March 31, 2004 were $36,761 which compares with $16,391 for the three months ended March 31, 2003. The costs for the current period are primarily audit and legal costs. $85,701 in legal costs are currently being examined to determine their validity. They were reputed to be potential transaction due diligence costs incurred by the Advisor on behalf of the Trust.

LIQUIDITY AND SOURCES OF CAPITAL. Cash decreased from $2,238 at December 31, 2003 as compared with $1,478 at March 31, 2004. Accounts payable and accrued expenses increased from $165,526 at December 31, 2003 to $189,526 at March 31, 2004. Distributions in excess of net earnings increased from ($3,921,087) at December 31, 2003 to ($3,981,847) at March 31, 2004.

The Trust has relied solely on Series A Subscription income to pay its expenses in the period ended March 31, 2004. Cash flows used for operating activities were ($36,760) for the three months ended March 31, 2004 as compared to ($45,466) for the same period in 2003.

The Trust has received legal billings in the combined amount of $85,701 from three law firms. These may be related to due diligence on transactions that may be recommended by the Advisor as Trust acquisitions. It may be that the Advisor has acted in ways that could be construed to obligate the Trust for all or some portion of these billings. Management is aware that any or all of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004, the Trust had $1,478 in cash and no other assets remaining, thus limiting cash flows available to pay operating expenses to those received from the Series A Subscriptions that were designated to apply to working capital.

Management's plans include re-capitalizing the Trust which is now underway. There can be no assurances that the Trust will be able to locate sources of financing to re-capitalize the Trust. Without additional funding, the ability of the Trust to continue as a going concern may be jeopardized.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES OR UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

41,000 shares of Series A Convertible Preferred Stock were issued as a result of sale to investors during the period ended March 31, 2004. Subsequently, on April 21, 2004, an additional 15,000 shares were issued.

Neither the Preferred Stock or the Common Stock underlying the Preferred Stock has been registered with the Securities and Exchange Commission. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The cash proceeds from the sale of the Series A Convertible Preferred Stock were used for general corporate purposes and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period January 1, 2004 through March 31, 2004.

ITEM 5. OTHER INFORMATION.

Pursuant to the recapitalization plan, investment opportunities are currently being negotiated with other parties. No investment opportunities have been closed as of March 31, 2004. Management has recently become aware that a party to one of the in-process transactions may have entered into a transaction with another public company, leading the third party public company to believe they have rights to certain contemplated, but unissued securities of the Trust. Management unequivocally disavows any involvement with this unauthorized transaction and has informed management of that public company of the misstatement and misrepresentation disclosed in their financial statements. Management is investigating its responsibilities under securities laws to report their findings as well as its legal remedies against parties who may be disseminating what management believes to be false information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification  of the  Acting  Chief  Financial  Officer  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed for the three months ended March 31, 2004.

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

                                       HEALTHCARE INVESTORS OF AMERICA, INC.
                                                                (Registrant)


Date:  May 14, 2004                    /s/ James B. Kylstad
                                       -----------------------------------------
                                       James B. Kylstad
                                       Director, Chairman, and Chief Operating
                                       Officer (Principal Executive Officer)