Form 10QSB
period 2004-06-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2004-08-19
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________.

Commission file number 33-11863

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.
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


                      HEALTHCARE INVESTORS OF AMERICA, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstand of the registrant's Common Stock, $.01 Par Value as of June 30, 2004 is 1,197,600 shares.

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                      INDEX


                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)
   Balance Sheets - December 31, 2003 and June 30, 2004                       4
   Statements of Earnings (6 Months) - June 30, 2004 and June 30, 2003        5
   Statements of Earnings (3 Months) - June 30, 2004 and June 30, 2003        6
   Statement of Cash Flows (6 Months) - June 30, 2004 and June 30, 2003       7
   Statement of Cash Flows (3 Months) - June 30, 2004 and June 30, 2003       8
   Notes to Financial Statements - June 30, 2004                              9
Item 2.  Management's Discussion and Analysis or Plan of Operation           15
Item 3.  Controls and Procedures                                             18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities                                               19
Item 3.  Defaults Upon Senior Securities                                    N/A
Item 4.  Submission of Matters to Security Holders                           20
Item 5.  Other Information                                                   20
Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   21

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

                     REIT AMERICAS, INC., FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                      2004            2003
                                                   (Unaudited)      (Audited)
                                                   ------------    ------------
ASSETS:

Cash and cash equivalents                          $     14,544    $      2,238
Option deposit - self storage facilities                 50,000              --
                                                   ------------    ------------

         TOTAL ASSETS                              $     64,544    $      2,238
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY):


Accounts payable and accrued expenses              $    215,126    $    165,526
Disputed claims                                          50,000          50,000
                                                   ------------    ------------

         TOTAL LIABILITIES                              265,126         215,526
                                                   ------------    ------------

Commitments and contingencies                                --              --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.01 par value; 10,000,000
  shares authorized, 1,197,600 shares issued             11,976          11,976
Series A Convertible Preferred stock                    191,000          75,000

Paid in capital                                       3,620,823       3,620,823
Distributions in excess of net earnings              (4,024,381)     (3,921,087)
                                                   ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)       (200,582)       (213,288)
                                                   ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                       $     64,544    $      2,238
                                                   ============    ============

                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                        2004           2003
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

REVENUES:

Interest income                                      $         1    $   183,052

Other income                                                   0              0
                                                     -----------    -----------

        TOTAL REVENUES                                         1        183,052
                                                     -----------    -----------

EXPENSES:

Interest expense                                              25        162,000
Advisory and other fees                                   20,800         15,000
Directors fees and other expenses                         29,243         18,377
Other operating expenses                                  53,227         25,610
                                                     -----------    -----------

        TOTAL EXPENSES                                   103,295        220,986
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (103,294)   $   (37,935)
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE                          $     (0.09)   $     (0.03)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,197,600      1,197,600
                                                     ===========    ===========

Distributions in excess of net earnings -
  beginning of period                                $(3,921,087)   $(3,865,551)

Net income (loss)                                       (103,294)       (37,935)

Distributions during the period                                0              0
                                                     -----------    -----------
Distributions in excess of net earnings - end
  of period                                          $(4,024,381)   $(3,903,486)
                                                     ===========    ===========


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                       2004            2003
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------
REVENUES:

Interest income                                    $          0    $     91,543
Other income                                                  0               0
                                                   ------------    ------------

        TOTAL REVENUES                                        0          91,543
                                                   ------------    ------------
EXPENSES:

Interest expense                                             25          81,000
Advisory and other fees                                  13,300           7,500
Directors fees and other expenses                        12,743           8,252
Other operating expenses                                 16,466           9,218
                                                   ------------    ------------

        TOTAL EXPENSES                                   42,534         105,970
                                                   ------------    ------------

NET INCOME (LOSS)                                  $    (42,534)   $    (14,427)
                                                   ============    ============

NET INCOME (LOSS) PER SHARE                        $      (0.04)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   1,197,600       1,197,600
                                                   ============    ============

Distributions in excess of net earnings -
  beginning of period                              $ (3,981,847)   $ (3,889,059)

Net income (loss)                                       (42,534)        (14,427)

Distributions during the period                               0               0
                                                   ------------    ------------
Distributions in excess of net earnings -
  end of period                                    $ (4,024,381)   $ (3,903,486)
                                                   ============    ============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                             STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                        2004           2003
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                                    $  (103,294)   $   (37,935)

Changes in assets and liabilities:

   Contract, rents and other receivables                       0       (183,017)
   Interest payable                                            0        162,000
   Accounts payable and accrued expenses                  49,600         (3,200)
                                                     -----------    -----------

Net cash provided by (used for) operating
  activities                                             (53,694)       (62,151)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Payment of option deposit on self storage
  facilities                                             (50,000)             0
Proceeds from issuance of Class A Convertible
  Preferred Stock                                        116,000              0
                                                     -----------    -----------
Net cash provided by (used for) investing/
  financing activities                                    66,000              0
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 12,306        (62,151)

CASH AND CASH EQUIVALENTS - Beginning of period            2,238         72,126
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - End of period            $    14,544    $     9,975
                                                     ===========    ===========


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                             STATEMENTS OF CASH FLOW
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                       2004            2003
                                                   (Unaudited)     (Unaudited)
                                                   ------------    ------------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                                 $     (42,534)   $    (14,427)

Changes in assets and liabilities:

   Contract, rents and other receivables                      0         (91,508)
   Interest payable                                           0          81,000
   Accounts payable and accrued expenses                 25,600           8,250
                                                   ------------    ------------

Net cash provided by (used for) operating
  activities                                            (16,934)        (16,685)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING/FINANCING ACTIVITIES:

Payment of option deposit on self storage
  facilities                                            (50,000)              0
Proceeds from issuance of Class A Convertible
  Preferred Stock                                        80,000               0
                                                   ------------    ------------
Net cash provided by (used for) investing/
  financing activities                                   30,000               0
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                13,066         (16,685)

CASH AND CASH EQUIVALENTS - Beginning of period           1,478          26,660
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - End of period          $     14,544    $      9,975
                                                   ============    ============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003


NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

REIT Americas, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The shareholders approved the name change from Healthcare Investors of America, Inc. on May 15 2004 and it was filed with the State of Maryland effective June 25, 2004. Prior to December 18, 1996 it was known as Harbor American Healthcare Trust, Inc.. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

The affairs of REIT Americas, Inc. (the "Trust") are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L. L. C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, L. L. C., an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners. The current contract with the Advisor expired by its terms on December 31, 2003. The Advisor has continued on a day to day basis pending renewal or termination of its contract.

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2004 fiscal year (ending December 31, 2004) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders have voted on February 22, 2003, to go forward with this recapitalizing plan. As a part of this recapitalizing plan, a change of control of the Trust occurred and the Trust issued an additional 800,000 shares of common stock to Aries. This 800,000 shares has since been distributed in such a way that no shareholder owns more than 9.99% of the total shares outstanding. New Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, and there can be no assurance that the Trust will be able to find capital to grow and operate its business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Trust has only two assets, cash in the amount of $14,544 and a $50,000 option deposit on real estate. A 6,000,000 Note Receivable is shown in Note 8 to the Financial Statements on a pro-forma basis. See Note 8 to the Financial Statements and Item 2, Management's Discussion and Analysis of Plan of Operation, Gorco Development Corp. and The Villages. Therefore, the cash flow available to pay operating expenses is limited.

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

(5) INCOME TAXES - As of December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $2,487,691 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and ability to meet its financial obligations and maintain its current operations in 2004 and beyond will be dependent on, among other things, its ability to obtain financing. The Company has no source of cash flow today and no capital to make investments in real property to generate either cash flow or additional value for its shareholders. The inability of the Company to locate suitable financing sources or generate income from investments in real property could have a material adverse effect on the Company's ability to continue as a going concern.

At June 30, 2004, the Trust owned no assets other than cash in the amount of $14,544 and the $50,000 option deposit. A $6,000,000 Note Receivable is shown in
Note 8 to the financial  statements.  See Note 8 to the financial statements and
Item 2, Management's Discussion and Analysis of Plan of Operation, Gorco Development Corp. and The Villages.

NOTE 4:  MORTGAGE NOTES PAYABLE

None.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective  March 1, 1998,  the Trust  entered  into an Advisory  Agreement  with
Harbor American Capital Group, an Arizona limited partnership, to provide various services to the Trust in exchange for fees, as follows:

     Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended June 30, 2004.

     Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the second quarter of 2004. The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal negotiations that are underway.

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

Management has received legal billings in the combined amount of $85,701 from two law firms, which Management believes may be related to due diligence on transactions that may have been recommended by the Advisor as Trust acquisitions. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 7:  CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of June 30, 2004, $191,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing shareholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon")payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of June 30, 2004, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment will be made on October 1, 2004 and then monthly thereafter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

NOTE 8:  PRO FORMA FINANCIAL DISCLOSURE - THE VILLAGES

The following table reflects management's estimate of the effect of recording the Villages transaction once the conditions precedent have been satisfied, but prior to satisfaction of the disclosed liens to perfect the first position of the mortgage note, and after satisfaction of those liens.

                           BALANCE SHEET - PRO FORMA

                                                 Liens Not         Liens
                                                 Satisfied       Satisfied
                                                (Unaudited)     (Unaudited)
                                                ------------    ------------
ASSETS:

Cash and cash equivalents                       $     14,544    $     14,544
Option deposit - self storage facilities              50,000          50,000
Mortgage Receivable                                6,000,000       6,000,000
                                                ------------    ------------
          TOTAL ASSETS                          $  6,064,544    $  6,064,544
                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liens against Villages Property with
  priority to Mortgage Note                     $  2,790,000    $         --

Accounts payable and accrued expenses                215,126         215,126
Disputed claims                                       50,000          50,000
                                                ------------    ------------
          TOTAL LIABILITIES                        3,055,126         265,126
                                                ------------    ------------
STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 10,000,000
   shares authorized, 1,197,600 shares issued         11,976          11,976
Series A Convertible Preferred stock                 191,000         191,000
Series B Convertible Preferred stock               3,210,000       6,000,000
Paid in capital                                    3,620,823       3,620,823
Distributions in excess of net earnings           (4,024,381)     (4,024,381)
                                                ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY               3,009,418       5,799,418
                                                ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  6,064,544    $  6,064,544
                                                ============    ============

MANAGEMENT IS ACTIVELY PURSUING INVESTMENT OPPORTUNITIES FOR THE TRUST. THESE OPPORTUNITIES MAY INVOLVE THE ISSUANCE OF DEBT OR EQUITY INSTRUMENTS, SOME OF WHICH MAY BE EXTREMELY DILUTIVE TO CURRENT SHAREHOLDERS, BUT ARE VIEWED BY MANAGEMENT AS BEING CRITICAL TO THE SURVIVAL OF THE TRUST.

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

                     REIT AMERICAS, INC. FORMERLY KNOWN AS
                     HEALTHCARE INVESTORS OF AMERICA, INC.

                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     JUNE 30, 2004 COMPARED TO JUNE 30, 2003

RENTAL INCOME. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and has no income. For the three months ended June 30, 2004, no income was received as compared to Interest Income of $91,543 for the three months ended June 30, 2003. For the six months ended June 30, 2004, no Interest Income was reported as compared to Interest Income of $183,052 for the six months ended June 30, 2003. The interest income for both the three and six month periods ending June 30, 2003, was subsequently written off as uncollectible in accordance with a Mediation Agreement between the Trust, other affiliated entities, Abraham Shaulson and PNC Bank.

INTEREST EXPENSE. For the three months ended June 30, 2004, Interest expense totaled $25 as compared to $81,000 for the same period in 2003. For the six months ended June 30, 2004, Interest expense totaled $25 compared with $162,000 for the six months ended June 30, 2003. Interest expense for the period ending June 30, 2003, was subsequently written off in accordance with the terms of the above referenced PNC/Shaulson Mediation Agreement.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended June 30, 2003, advisory and other fees totaled $7,500 and for the three months ended June 30, 2002, advisory and other fees also totaled $7500. These fees were accrued but not paid.

DIRECTORS' FEES AND EXPENSES. Directors' fees and expenses for the three months ended June 30, 2004 were $12,743 and were accrued but not paid. This compares with $8250 paid in the period ending June 30, 2003. Directors are paid $2,750 per quarter plus $800 for meetings attended. As of June 30, 2004, there are four active Directors each of whom are paid $2,750 per quarter, which will be accrued until such time as funds from operations are available.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended June 30, 2004 were $16,466 which compares with $9,218 for the three months ended June 30, 2003. For the six months ended June 30, 2004, Other operating expenses were $53,227 which compares with $25,610 for the six month period ending June 30, 2003.

LIQUIDITY AND SOURCES OF CAPITAL. Cash increased from $2,238 at March 31, 2003 to $14,544 at June 30, 2004. Accounts payable and accrued expenses increased from $215,526 at December 31, 2003 to $215,126 at June 30, 2004. These were primarily due to increased legal expenses. Distributions in excess of net earnings increased from ($3,921,087) at December 31, 2003 to ($4,024,381) at June 30, 2004.

The Trust has relied solely on the sale of Series A Convertible Preferred stock to pay its expenses in 2004. Cash flows used for operations were ($16,934) for the three months ended June 30, 2004 as compared to ($16,685) of Cash flows used in operations for the same period in 2003. Cash used for operating activities in the six month period ending June 30, 2004 was ($53,694) compared with Cash used in operating activities of ($62,151 during the six month period ending June 30, 2002.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of June 30, 2004, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment will be made on October 1, 2004 and then monthly thereafter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

GORCO DEVELOPMENT CORP.

On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 of the Securities and Exchange Act of 1934, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent include the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project is to be built. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned.

THE VILLAGES

The Company has also entered into a Loan and Security Agreement dated June 25, 2004 with SB Property Group SA de CV, a Mexican corporation ("the Borrower"), wherein it has agreed to lend $6,000,000, subject to the ability of the Company to successfully raise the capital, in accordance with the provisions for issuance of Series B, Convertible Preferred Stock. The terms of this loan include 12% interest payable monthly; principal payable at maturity on or before June 30,2009.. There are numerous conditions precedent to the closing of the loan transaction, including but not limited to: (a) the Company shall have a perfected, first priority lien in and upon all of the Collateral, subject only to Permitted Liens. Permitted Lien holders shall execute subordination agreements in favor of the Company if the Company so requests; (b) Borrower will deliver to the Company an agreement from the lien holder, Darrell Fraynd ("Fraynd"), whereby Fraynd will release his lien on the Mortgaged Property for the total sum of $350,000 payable in cash plus a sum not to exceed $50,000 for reimbursement of legal fees and other costs associated with the release of said lien; (c) Borrower will deliver to the Company a pay-off letter from Scott Erikson as of June 30, 2004 with per diem charge for each day thereafter; (d) The Mortgaged Property shall be appraised by Bruce D. Greenburg, MAI and shall have an appraised value of not less than $6,000,000 (e) Borrower shall be duly organized, execute all closing documents, and do such other things as are required by the loan documents. Said pay-off letter shall provide that Erikson shall release his lien position in full on the Mortgaged Property promptly upon receiving said pay-off amount. Borrower will purchase $3,210,000 of 10% shares of preferred stock of the Company at a price of $10.00 per share. The securities shall not be registered under the Securities Act of 1933, as amended from time to time. Borrower covenants to transfer $300,000 of such securities to SunVest Capital. Borrower shall be permitted to use the balance of securities purchased hereunder to pay the principal and interest under the Note, such securities to be valued at $10.00 per share. The purpose of the loan is to provide for development costs of a 34 acre condominium project in Puerto Penasco, Sonora, Mexico. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. See Note 8, Financial Statements.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004, the Trust had assets remaining of $14,544 in cash and the above referenced $50,000 option deposit made in accordance with the Gorco Development

Corp. Letter or Interest, thus limiting cash flows available to pay operating expenses. Management's plans include re-capitalizing the Trust.

ITEM 3. CONTROLS AND PROCEDURES

(a) As of June 30, 2004, the Company had performed an evaluation, under the supervision of it's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e) or 15d-15 (e)). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                      REIT AMERICAS INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department,
Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc... ("Lenox Healthcare") and the Trust owed compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys' fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. From 2001 to date, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

ITEM 2. CHANGES IN SECURITIES OR UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

191,000 shares of Series A Convertible Preferred Stock have been issued as a result of sales to investors as of June 30, 2004. Neither the Preferred Stock or the Common Stock underlying the Preferred Stock has been registered with the Securities and Exchange Commission. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The $191,000 cash proceeds from the sale of the Series A Convertible Preferred Stock are being used for general corporate purposes and working capital.


ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

AT THE ANNUAL MEETING HELD ON MAY 15, 2004, SHAREHOLDERS APPROVED (1) THE RE-ELECTION OF CURRENT DIRECTORS F. DALE MARKHAM, GRADY P. HUNTER AND CHARLES F. TREFZGER, JR.; (2) NAME CHANGE OF THE COMPANY TO REIT AMERICAS, INC. AND (3) RATIFICATION OF THE APPOINTMENT OF S.E. CLARK AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE YEAR ENDED DECEMBER 31, 2004. AT THE SUBSEQUENT BOARD OF DIRECTORS MEETING ON MAY 15, 2004, THE FOLLOWING OFFICERS WERE ELECTED: CHAIRMAN
- JAMES B. KYLSTAD; PRESIDENT AND CHIEF EXECUTIVE OFFICER - F. DALE MARKHAM; VICE PRESIDENT - GRADY P. HUNTER; TREASURER AND CHIEF FINANCIAL OFFICER - MARY
D. COZZA; AND SECRETARY - JOAN M. ZELLER. ALSO, SUBSEQUENTLY ON MAY 24, 2004, MR. TREFZGER RESIGNED AS A DIRECTOR FOR REASONS UNRELATED TO THE COMPANY.

ITEM 5. OTHER INFORMATION

Pursuant to the recapitalization plan, investment opportunities are currently being negotiated with other parties. No investment opportunities have been closed as of June 30, 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     31.1 Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
     31.2 Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
     32.1 Certification Pursuant to Section 906 of the Sarbanes-oxley Act of 2002 by the Chief Executive Officer
     32.2 Certification Pursuant to Section 906 of the Sarbanes-oxley Act of 2002 by the Chief Financial Officer

(b) There were no reports on form 8-K filed for the three months ended June 30, 2004.

                     REIT AMERICAS, INC., FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REIT AMERICAS, INC., formerly known as
                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                                            (Registrant)


Date:  August 16, 2004           /s/ F. Dale Markham
                                 -----------------------------------------------
                                 F. Dale Markham
                                 Director, President and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  August 16, 2004           /s/ Mary D. Cozza
                                 -----------------------------------------------
                                 Mary D. Cozza
                                 Director, Treasurer and Chief Financial Officer
                                 (Principal Financial Officer)