Form 10QSB
period 2004-09-30
HEALTHCARE INVESTORS OF AMERICA INC
filed 2004-11-15
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       or

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

The number of shares outstand of the registrant's Common Stock, $.01 Par Value as of September 30, 2004 is 1,197,600 shares.

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)
   Balance Sheets - December 31, 2003 and September 30, 2004                  4
   Statements of Earnings (3 Months) - September 30, 2004 and
     September 30, 2003                                                       5
   Statements of Earnings (9 Months) - September 30, 2004 and
     September 30, 2003                                                       6
   Statement of Cash Flows (3 Months) - September 30, 2004 and
     September 30, 2003                                                       7
   Statement of Cash Flows (9 Months) - September 30, 2004 and
     September 30, 2003                                                       8
   Notes to Financial Statements - September 30, 2004                         9

Item 2.  Management's Discussion and Analysis or Plan of Operation           15
Item 3.  Controls and Procedures                                             18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities                                               19
Item 3.  Defaults Upon Senior Securities                                     20
Item 4.  Submission of Matters to Security Holders                           20
Item 5.  Other Information                                                   20
Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   21

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

                     REIT AMERICAS, INC., FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                                   FORM 10-QSB

                          PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2004           2003
                                                    (Unaudited)     (Audited)
                                                   -------------   ------------

ASSETS:

Cash and cash equivalents                          $      7,802    $      2,238
Option deposit - self storage facilities                 50,000              --
                                                   ------------    ------------

       TOTAL ASSETS                                $     57,802    $      2,238
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY):

Accounts payable and accrued expenses              $    238,626    $    165,526
Disputed claims                                          50,000          50,000
                                                   -------------   ------------

       TOTAL LIABILITIES                                288,626         215,526
                                                   -------------   ------------


STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.01 par value; 10,000,000
   shares authorized, 1,197,600 shares issued            11,976          11,976
Series A Convertible Preferred stock                    206,000          75,000
Paid in capital                                       3,620,823       3,620,823
Distributions in excess of net earnings              (4,069,622)     (3,921,087)
                                                   -------------   ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (230,823)       (213,288)
                                                   -------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                         $     57,802    $      2,238
                                                   =============   ============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

                                                Three Months      Three Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------

REVENUES:

Interest income                                 $           1     $      81,005
Other income                                               --                --
                                                -------------     -------------

        TOTAL REVENUES                                      1            81,005
                                                -------------     -------------

EXPENSES:

Interest expense                                           74            81,000
Advisory and other fees                                 7,500             7,500
Directors fees and other expenses                      16,500             8,250
Other operating expenses                               21,168             2,752
                                                -------------     -------------

        TOTAL EXPENSES                                 45,242            99,502
                                                -------------     -------------

NET INCOME (LOSS)                               $     (45,241)    $     (18,496)
                                                =============     =============

NET INCOME (LOSS) PER SHARE                     $       (0.11)    $       (0.05)
                                                =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,197,600         1,197,600
                                                =============     =============

Distributions in excess of net
earnings - beginning of period                  $  (3,995,451)    $  (3,903,486)

Net income (loss)                                     (45,241)          (18,496)

Distributions during the period                            --                --
                                                -------------     -------------
Distributions in excess of net
earnings - end of period                        $  (4,040,692)    $  (3,921,982)
                                                =============     =============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------

REVENUES:

Interest income                                 $           2     $     264,057
Other income                                               --                --
                                                -------------     -------------

        TOTAL REVENUES                          $           2     $     264,057
                                                -------------     -------------
EXPENSES:

Interest expense                                           99           243,000
Advisory and other fees                                28,300            22,500
Directors fees and other expenses                      45,743            26,627
Other operating expenses                               74,395            28,361
                                                -------------     -------------

        TOTAL EXPENSES                                148,537           320,488
                                                -------------     -------------

NET INCOME (LOSS)                               $    (148,535)    $     (56,431)
                                                =============     =============

NET INCOME (LOSS) PER SHARE                     $       (0.37)    $       (0.14)
                                                =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,197,600         1,197,600
                                                =============     =============

Distributions in excess of net
earnings - beginning of period                  $  (3,921,087)    $  (3,865,551)

Net income (loss)                                    (148,535)          (56,431)

Distributions during the period                            --                --
                                                -------------     -------------
Distributions in excess of net
earnings - end of period                        $  (4,069,622)    $  (3,921,982)
                                                =============     =============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                             STATEMENTS OF CASH FLOW
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

                                                Three Months      Three Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                               $     (45,241)    $     (18,496)

Changes in assets and liabilities:
   Contract, rents and other receivables                   --           (32,195)
   Interest payable                                        --            81,000
   Accounts payable and accrued expenses               23,499            12,250
                                                -------------     -------------

Net cash provided by (used for)
   operating activities                               (21,742)           42,559
                                                -------------     -------------

CASH FLOWS FROM INVESTING/FINANCING
ACTIVITIES:

Allowance for noncollection of
   contract receivable                                     --           426,171
Decrease in deferred income                                --          (474,976)
Proceeds from issuance of Class A
   Convertible Preferred Stock                         15,000                --
                                                -------------     -------------

Net cash provided by (used for)
investing/financing activities                         15,000           (48,805)
                                                -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (6,742)           (6,246)

CASH AND CASH EQUIVALENTS - Beginning of period        14,544             9,975
                                                -------------     -------------

CASH AND CASH EQUIVALENTS - End of period       $       7,802     $       3,729
                                                =============     =============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                             STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2004              2003
                                                 (Unaudited)       (Unaudited)
                                                -------------     -------------

CASH FLOWS FROM OPERATIONS:

Net income (loss)                               $    (148,535)    $     (56,431)

Changes in assets and liabilities:
   Contract, rents and other receivables                   --          (215,211)
   Interest payable                                        --           243,000
   Accounts payable and accrued expenses               73,099             9,050
                                                -------------     -------------

Net cash provided by (used for)
  operating activities                                (75,436)          (19,592)
                                                -------------     -------------

CASH FLOWS FROM INVESTING/FINANCING
ACTIVITIES:

Decrease in notes receivable                               --           426,171
Payment of option deposit on self storage
   facilities                                         (50,000)               --
Decrease in deferred income                                --          (474,976)
Proceeds from issuance of Class A Convertible
   Preferred Stock                                    131,000                --
                                                -------------     -------------

Net cash provided by (used for)
investing/financing activities                         81,000           (48,805)
                                                -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               5,564           (68,397)

CASH AND CASH EQUIVALENTS - Beginning of period         2,238            72,126
                                                -------------     -------------

CASH AND CASH EQUIVALENTS - End of period       $       7,802     $       3,729
                                                =============     =============


                        See Notes to Financial Statements

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

REIT Americas, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The shareholders approved the name change from Healthcare Investors of America, Inc. on May 15 2004 and it was filed with the State of Maryland effective June 25, 2004. Prior to December 18, 1996 it was known as Harbor American Healthcare Trust, Inc. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712.

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Trust has only two assets, cash in the amount of $7,802 and a $50,000 option deposit on real estate. A 6,000,000 Note Receivable is shown in Note 8 to the Financial Statements on a pro-forma basis. See Note 8 to the Financial
Statements and Item 2, Management's Discussion and Analysis of Plan of Operation, Gorco Development Corp. and The Villages. Therefore, the cash flow available to pay operating expenses is limited.

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

(2) BUILDINGS AND IMPROVEMENTS - Although no buildings or improvements are currently owned, when they are owned, depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Trust periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

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

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of any financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

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

At September 30, 2004, the Trust owned no assets other than cash in the amount of $7,802 and the $50,000 option deposit. A $6,000,000 Note Receivable is shown in Note 8 to the financial statements. See Note 8 to the financial statements and Item 2, Management's Discussion and Analysis of Plan of Operation, Gorco Development Corp. and The Villages.

NOTE 4:  MORTGAGE NOTES PAYABLE

None.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective  March 1, 1998,  the Trust  entered  into an Advisory  Agreement  with
Harbor American Capital Group, an Arizona limited partnership, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended September 30, 2004.

         Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2004. The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal negotiations that are underway.

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

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of September 30, 2004, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing shareholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon")payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of September 30, 2004, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment is scheduled to be paid on October 1, 2004 and then monthly thereafter. Since none of this Series B has been subscribed to date, no interest is payable. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

NOTE 8:  PRO FORMA FINANCIAL DISCLOSURE - THE VILLAGES

The following table reflects management's estimate of the effect of recording the Villages transaction once the conditions precedent have been satisfied, but prior to satisfaction of the disclosed liens to perfect the first position of the mortgage note, and after satisfaction of those liens.

                            BALANCE SHEET - PRO FORMA

                                                    Liens NOT          Liens
                                                    Satisfied        Satisfied
                                                   (Unaudited)      (Unaudited)
                                                   ------------    ------------
ASSETS:

Cash and cash equivalents                          $      7,802    $      7,802
Option deposit - self storage facilities                 50,000          50,000
Mortgage Receivable                                   6,000,000       6,000,000
                                                   ------------    ------------
       TOTAL ASSETS                                $  6,057,802    $  6,057,802
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liens against Villages Property with
  priority to Mortgage Note                        $  2,790,000    $         --
Accounts payable and accrued expenses                   238,626         165,526
Disputed claims                                          50,000          50,000
                                                   ------------    ------------
       TOTAL LIABILITIES                              3,078,626         215,526
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 10,000,000
   shares authorized, 1,197,600 shares issued            11,976          11,976
Series A Convertible Preferred stock                    206,000         206,000
Series B Convertible Preferred stock                  3,210,000       6,000,000
Paid in capital                                       3,620,823       3,620,823
Distributions in excess of net earnings              (4,069,622)     (4,069,622)
                                                   ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                     2,979,177       5,769,177
                                                   ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $  6,064,544    $  6,064,544
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

              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

RENTAL INCOME. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and has no income. For the three months ended September 30, 2004, $1 income was received as compared to Interest Income of $81,005 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, $2 Interest Income was reported as compared to Interest Income of $264,057 for the nine months ended September 30, 2003. The interest income for both the three and nine month periods ending September 30, 2003, was subsequently written off as uncollectible in accordance with a Mediation Agreement between the Trust, other affiliated entities, Abraham Shaulson and PNC Bank.

INTEREST EXPENSE. For the three months ended September 30, 2004, Interest expense totaled $74 as compared to $81,000 for the same period in 2003. For the nine months ended September 30, 2004, Interest expense totaled $99 compared with $243,000 for the nine months ended September 30, 2003. Interest expense for the period ending September 30, 2003, was subsequently written off in accordance with the terms of the above referenced PNC/Shaulson Mediation Agreement.

ADVISORY AND OTHER FEES. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended September 30, 2004, advisory and other fees totaled $7,500 and for the three months ended September 30, 2003, advisory and other fees also totaled $7500. These fees were accrued but not paid.

DIRECTORS' FEES AND EXPENSES. Directors' fees and expenses for the three months ended September 30, 2004 were $16,500 and were accrued but not paid. This compares with $8,250 paid in the period ending September 30, 2003. Directors are paid $2,750 per quarter plus $800 for meetings attended. As of September 30, 2004, there are four active Directors each of whom is paid $2,750 per quarter, which will be accrued until such time as funds from operations are available.

OTHER OPERATING EXPENSES. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended September 30, 2004 were $21,168 which compares with $2,752 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, Other operating expenses were $74,395 which compares with $28,361 for the nine month period ending September 30, 2003.

LIQUIDITY AND SOURCES OF CAPITAL. Cash increased from $2,238 at December 31, 2003 to $7,802 at September 30, 2004. Accounts payable and accrued expenses increased from $165,526 at December 31, 2003 to $238,626 at September 30, 2004. These were primarily due to increased legal expenses. Distributions in excess of net earnings increased from ($3,921,087) at December 31, 2003 to ($4,069,622) at September 30, 2004.

The Trust has relied solely on the sale of Series A Convertible Preferred stock to pay its expenses in 2004. Cash flows used for operations were ($21,742) for the three months ended September 30, 2004 as compared to $42,559 of Cash flows provided by operations for the same period in 2003. Cash used for operating activities in the nine month period ending September 30, 2004 was ($75,436) compared with Cash used in operating activities of ($19,592) during the nine month period ending September 30, 2003.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of September 30, 2004, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter but since subscriptions had not yet been made, no interest was due. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

GORCO DEVELOPMENT CORP.

On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 of the Securities and Exchange Act of 1934, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent include the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project is to be built. As of September 30, 2004, this transaction is proceeding but no significant additional events have occurred. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned.

THE VILLAGES

The Company has also entered into a Loan and Security Agreement dated June 25, 2004 with SB Property Group SA de CV, a Mexican corporation ("the Borrower"), wherein it has agreed to lend $6,000,000, subject to the ability of the Company to successfully raise the capital, in accordance with the provisions for issuance of Series B, Convertible Preferred Stock. The terms of this loan include 12% interest payable monthly; principal payable at maturity on or before June 30, 2009.. There are numerous conditions precedent to the closing of the loan transaction, including but not limited to: (a) the Company shall have a perfected, first priority lien in and upon all of the Collateral, subject only to Permitted Liens. Permitted Lien holders shall execute subordination agreements in favor of the Company if the Company so requests; (b) Borrower will deliver to the Company an agreement from the lien holder, Darrell Fraynd ("Fraynd"), whereby Fraynd will release his lien on the Mortgaged Property for the total sum of $350,000 payable in cash plus a sum not to exceed $50,000 for reimbursement of legal fees and other costs associated with the release of said lien; (c) Borrower will deliver to the Company a pay-off letter from Scott Erikson as of September 30, 2004 with per diem charge for each day thereafter;
(d) The Mortgaged Property shall be appraised by Bruce D. Greenburg, MAI and shall have an appraised value of not less than $6,000,000 (e) Borrower shall be duly organized, execute all closing documents, and do such other things as are required by the loan documents. Said pay-off letter shall provide that Erikson shall release his lien position in full on the Mortgaged Property promptly upon receiving said pay-off amount. Borrower will purchase $3,210,000 of 10% shares of preferred stock of the Company at a price of $10.00 per share. The securities shall not be registered under the Securities Act of 1933, as amended from time to time. Borrower covenants to transfer $300,000 of such securities to SunVest Capital. Borrower shall be permitted to use the balance of securities purchased hereunder to pay the principal and interest under the Note, such securities to be valued at $10.00 per share. The purpose of the loan is to provide for development costs of a 34 acre condominium project in Puerto Penasco, Sonora, Mexico. As of September 30, 2004, this transaction is proceeding and the parties have verbally agreed to extensions of dates that have passed. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. See Note 8, Financial Statements.

The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004, the Trust had assets remaining of $7,802 in cash and the above referenced $50,000 option deposit made in accordance with the Gorco Development Corp. Letter or Interest, thus limiting cash flows available to pay operating expenses. Management's plans include re-capitalizing the Trust.

ITEM 3. CONTROLS AND PROCEDURES

(a) As of September 30, 2004, the Company had performed an evaluation, under the supervision of it's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15
     (e) or 15d-15 (e)). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

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

ITEM 2. CHANGES IN SECURITIES OR UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

206,000 shares of Series A Convertible Preferred Stock have been issued as a result of sales to investors as of September 30, 2004. Neither the Preferred Stock or the Common Stock underlying the Preferred Stock has been registered with the Securities and Exchange Commission. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The $206,000 cash proceeds from the sale of the Series A Convertible Preferred Stock are being used for general corporate purposes and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Pursuant to the recapitalization plan, investment opportunities are currently being negotiated with other parties. No investment opportunities have been closed as of September 30, 2004.

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

(b) There were no reports on form 8-K filed for the three months ended September 30, 2004.

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

                                 REIT AMERICAS, INC., FORMERLY KNOWN AS
                                 HEALTHCARE INVESTORS OF AMERICA, INC.
                                                            (Registrant)


Date:  November 10, 2004         /s/ F. Dale Markham
                                 -----------------------------------------------
                                 F. Dale Markham
                                 Director, President and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  November 10, 2004         /s/ Mary D. Cozza
                                 -----------------------------------------------
                                 Mary D. Cozza
                                 Director, Treasurer and Chief Financial Officer
                                 (Principal Financial Officer)