Form 10KSB
period 2004-12-31
REIT AMERICAS, INC.
filed 2005-04-15
CIK 810836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                                       or

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

Common Stock, $.01 Par Value - 1,197,600 shares as of March 24, 2005.

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

GENERAL DEVELOPMENT OF BUSINESS

1.   OVERVIEW

     REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the "Trust") is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Harbor American Healthcare Trust, Inc. effective December 18, 1996 and from Healthcare Investors of America, Inc., on June 25, 2004. The principal office of the Trust is located at 2940 North Swan Road, Suite 212, Tucson, Arizona 85712. The Trust's advisor is Harbor American Capital Group, an Arizona limited partnership ("HACG" or the "Advisor").

GORCO DEVELOPMENT CORP.

     On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. ("Gorco") of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 of the Securities and Exchange Act of 1934, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent include the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project is to be built. As of March 24, 2005, this transaction is on hold pending the raising of capital. Gorco has canceled its purchase contract due to inability to meet time deadlines but is continuing to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Further, no assurance can be given that the Company will be successful in its efforts to recoup the $50,000 option deposit.

THE VILLAGES

     The Company had previously entered into a Loan and Security Agreement dated June 25, 2004 with SB Property Group SA de CV, a Mexican corporation ("the Borrower"), wherein it agreed to lend $6,000,000, subject to the ability of the Company to successfully raise the capital, in accordance with the provisions for issuance of Series B, Convertible Preferred Stock. Since the capital has not been raised in a timely manner and no Series B stock has been issued, no further action is being taken to pursue this transaction.

2.   ADVISORY AGREEMENT.

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

     The Trust's continuing plan of operation for the 2005 fiscal year (ending December 31, 2005) is as follows: Pursuant to the re-capitalization approved on February 22, 2003, the Trust intends to go forward with this recapitalizing plan. Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust. See Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. During 2004, and continuing in 2005, the Trust has actively pursued certain investments in income producing real estate properties, but has been unable to conclude a transaction as of this date.

3.   RECAPITALIZATION OF TRUST.

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

EMPLOYEES

     The Trust, as of December 31, 2004, did not employ any persons. The business of the Trust is managed by the Advisor, with which the Trust has entered into an Advisory Agreement. See Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Compliance With Section 16(a) of the Exchange Act and Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

WE HAVE A HISTORY OF LOSSES AND IF WE ARE NOT ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK COULD DECREASE.

     We have incurred operating losses during much of our history. We reported operating losses in 2004 of ($224,967), in 2003 of ($55,536) and in 2002 of
($29,108).

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

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. We have no source of funding and no working capital in the business as of the date of the filing of this Report. There can be no assurance that we will have sufficient capital resources to permit us to implement our business plan, and we may need to seek additional external debt and/or equity financing to fund our operations in 2005 and beyond.

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

WHERE YOU CAN FIND MORE INFORMATION

     The Trust files, annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available on the SEC's internet website, WWW.SEC.GOV. The reference to the SEC's website, above, is intended to be an inactive textual reference and no documents from the SEC website are intended to be incorporated by reference in this Annual Report. We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

         F. Dale Markham, President and CEO
         2940 N. Swan Rd., Suite 212
         Tucson, AZ 85712
         (520) 326-2000

ITEM 2. DESCRIPTION OF PROPERTY

     There is no property presently owned by the Trust.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc... ("Lenox Healthcare") and the Trust owe compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys' fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox's emergence from bankruptcy proceedings. During 2001, 2002, 2003 and 2004, the plaintiff has taken no additional action, other than to make a settlement offer that was not accepted in 2004. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust did not submit any matters to a vote of security holders in 2004.


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

     The transfer agent for the Common Stock of the Trust, as of January 1, 2005, is Computershare Trust Company, Inc., P.O. Box 1596, Denver, Colorado 80201.

HOLDERS

     As of March 24, 2005, there were 1,197,600 shares of Common Stock outstanding, which were owned by approximately 396 holders of record. There were 206,000 share of Series A Convertible Preferred shares issued and owned by ten shareholders of record.

DIVIDENDS

     The Trust declared a dividend on the Common Stock in the amount of $1.25 per share on August 21, 2001 to shareholders of record on August 14, 2001. No dividends were paid in 2002, 2003 and 2004. Under the Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in
Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. The Trust intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Trust anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

RECENT SALES OF SECURITIES.

     In the period between October, 2003, and December, 2004, the Company issued 206,000 shares of Series A Convertible Preferred Stock to accredited investors. Prior to their issuance, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Convertible Preferred Stock with a 10% coupon and containing the following general terms: (1) Coupon payments to be paid in kind with additional shares of Common Stock at the time of conversion or redemption. (2) Par value to be $0.01 per share. (3) Minimum investment:
$10,000 and maximum investment $250,000 at a price of $1.00 per share. (4) Non-Voting (except as required by law). (5) Convertible (i) at the option of the Holder into common stock of the Company at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. (6) Subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2004, the Company had received subscriptions, which it accepted, in the amount of $206,000. All proceeds of the offering have been used for working capital of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

     For the year ended December 31, 2004, the Trust had a Net Loss of $260,967, or $0.22 per share, as compared to a net loss of $55,536, or $0.05 per share for 2003.

     REVENUES. The Company has historically primarily derived its revenues from the leasing of facilities to healthcare providers. During 2003 and 2002 revenues were derived from interest earned on the mortgages associated with the 2001 property sale. 2003 Interest earned ($305,038) declined from the 2002 level ($386,639) since it only accrued through October 22, 2003, the settlement date. Due to the settlement with PNC, non-cash Revenues for the year ended December 31, 2003 were recognized. These are shown as $1,359,861 Indebtedness relieved on settlement and $112,837 Gain on sale, recognized on settlement. Interest Income on the Third Mortgage Note previously accrued in 2003 has now been almost fully off-set by Interest Expense as a result of the Settlement. Revenues in 2004 were limited to interest income of $4.00.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the years ended December 31, 2004 and December 31, 2003 were zero, as there were no assets to be depreciated.

     INTEREST EXPENSE. For the year ended December 31, 2004, interest expense totaled $99 compared with $270,478 for the year ended December 31, 2003. Proportionate to the reduction in interest earned, interest expense declined as it too was accrued through October 22, 2003, the settlement date.

     ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the advisor and directors of the Company. Advisor and directors fees for the year ended December 31, 2004 were $97,517 compared with $64,877 paid for the year ended December 31, 2003. All Director and Advisor Fees were accrued, but not paid, in 2004.

     OTHER EXPENSES. Other expenses for the year ended December 31, 2004 were $113,355, a decrease from the $151,928 incurred in the year ended December 31, 2003. Legal fees accounted for most these Other Expenses.

LIQUIDITY

     Cash remained substantially the same at $2,271 at December 31, 2004 compared with $2,238 at December 31, 2003. Subscriptions to the Series A issue have been the primary source of working capital as efforts to recapitalize the Trust have been considered. Distributions in excess of net earnings increased from ($3,921,087) at December 31, 2003 to ($4,146,054) at December 31, 2004.

     The Trust has received no cash income in 2004 and relied on Series A subscriptions for working capital to pay its expenses in 2004 and 2003. Cash flows used for operations were ($80,967) in 2004 and ($120,889) in 2003. These were primarily the result of due diligence legal costs incurred.

     In the period between October, 2003, and December, 2004, the Company issued 206,0000 shares of Series A Convertible Preferred Stock to accredited investors. Prior to the issuance of these shares, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Convertible Preferred Stock with a 10% coupon and containing the following general terms:

(1) Coupon payments to be paid in kind with additional shares of Common Stock at the time of conversion or redemption. (2) Par value to be $0.01 per share. (3) Minimum investment: $10,000 and maximum investment $250,000 at a price of $1.00 per share. (4) Non-Voting (except as required by law). (5) Convertible (i) at the option of the Holder into common stock of the Company at the rate of 10 shares of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. (6) Subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2004, the Company had received subscriptions, which it accepted, in the amount of $206,000. All proceeds of the offering have been used for working capital of the Company.

     On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of March 24, 2005, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter but since subscriptions had not yet been made, no interest was due. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

     The above discussion and the Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Trust had no significant assets in 2004.

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

     New Trust management believes  recapitalization of the Trust and subsequent
investment  in  income   producing  real  estate  will  enable  it  to  increase
shareholder value.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

     Information with respect to the Company's directors is set forth below.

          NAME             AGE   POSITION PRESENTLY HELD       DIRECTOR FROM
------------------------   ---   -----------------------     -----------------

James B. Kylstad           52    Director. Re-elected        February 22, 2003
                                 Chairman of the Board       to Present
                                 on May 15, 2004

F. Dale Markham            75    Director.  Re-elected       1987 to Present
                                 as President and CEO
                                 on May 15, 2004

Grady P. Hunter            71    Director. Re-elected        1987 to Present
                                 Vice President on
                                 May 15, 2004

Charles E. Trefzger, Jr.   47    Resigned as Director        1996
                                  May 24, 2004

Mary D. Cozza              46    Director. Elected           February 22, 2003
                                 Treasurer and Chief         to Present
                                 Financial Officer on
                                 May 15, 2004

Joel H. Woldorf            63    Director. Appointed         February 22, 2003
                                 Chairman of both the        to Present
                                 Audit and Compensation
                                 Committees on March 14,
                                 2003

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

     F. DALE MARKHAM has served as President of the Trust since March 14, 2003 and as President and Chief Executive Officer since May 15, 2004. He previously served as Chairman of the Board, President and Chief Financial Officer from March 3, 1998 to March 14, 2003 and has been a Director of the Trust since its inception in 1987. From 1991 until his retirement effective December 31, 1994, he was a mortgage banking consultant and founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1990, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the current Advisor and a

Sponsor of the Trust. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm from 1974 to 1982. Prior to his retirement in 1994, he had been involved in mortgage banking and real estate activities since 1957.

     CHARLES E. TREFZGER, JR. was a Director of the Trust from 1998 until his resignation on May 24, 2004. He is the President of Agemark, a healthcare management company specializing in the long term care industry. Through affiliated entities, he owns fifteen assisted living facilities. Mr. Trefzger was Corporate Counsel for Smith/Packett Med-Com from 1989 to 1996. From 1986 to 1988, Mr. Trefzger was Corporate Counsel to Brian Center Management Corporation. Mr. Trefzger is a graduate of Virginia Commonwealth University and holds a Juris Doctor degree from Wake Forest University. He is licensed to practice law in the State of North Carolina.

     MARY D. COZZA was elected as a Director on February 22, 2003, as Secretary of the Trust on March 14, 2003 and was elected Treasurer and Chief Financial Officer on May 15, 2004. She has held numerous positions with QCP Incorporated, located in San Diego, and a wholly owned subsidiary of Qualcomm, Inc. From September, 2000 to the present, she has been Vice President of Sales Operations and Vice President Customer and Product Support. From 1997-2000, she was employed with Qualcomm, Inc. in numerous positions including Director of Customer and Product Support Operations and Senior Manager of Business Development. From 1994-1997, she served as President and General Manager of PdMA Corporation. From 1992-1994, she was District Manager for CR Services. She has a B.S. in Business Administration and Marketing from the University of Northern Colorado.

     JAMES B. KYLSTAD was elected as a Director of the Trust on February 22, 2003 and as Chairman of the Board on May 15, 2004. He is the CEO of Why USA Financial Group, a national real estate franchise and mortgage bank, located in San Diego, having held this position since February 2001. Why USA Financial Group has its common stock registered under the Securities Exchange Act of 1934, as amended, and is subject to the periodic reporting requirements of the Exchange Act. From 1983 -2001, Mr. Kylstad held numerous positions with American Home Capital Corporation, located in San Diego, including CEO and Chairman of the board of directors from July 1994-January 2001. From 1983-July 1994, he served as Executive Vice President and a director. American Home Capital Corporation was also a public reporting company. From March 1981-October 1983, he served as Chief Operating Officer and director of the Bank of Southern California.

     JOEL WOLDORF was elected as a Director of the Trust on February 22, 2003. He is currently Managing Partner of Woldorf and Company, CPAs and Financial Consultants in Scottsdale, AZ, engaging in business consulting, business evaluation, litigation support, tax planning and tax preparation. Mr. Woldorf has been licensed as a Certified Public Accountant from 1968 in the Commonwealth of Pennsylvania and since 1989 in the state of Arizona. During this period, Mr. Woldorf was Account Manager for Laventholl Kmersein, Horwath & Horwath. He also holds Series 6 and 63 licenses with Sentra Securities Corporation, which permit him to advise on annuities and mutual funds. Mr. Woldorf serves on the Advisory Council as a Member with CPAs of Arizona, LLC, a financial resource for taxpayers and investors. He is a Graduate of Temple University, with a BS in Business Administration.

     At the Board of Directors meeting held May 15, 2004, Mr. James B. Kylstad was elected to serve as Chairman; Mr. F. Dale Markham was elected to serve as

President and Chief Executive Officer; Mr. Grady P. Hunter was elected to serve as Vice President; Ms. Mary D. Cozza was elected to serve as Treasurer and Chief Financial Officer; and Ms. Joan M. Zeller was elected Secretary.

OFFICERS AND DIRECTORS OF THE ADVISOR

     Advisory Agreement. The Trust currently has a contract for advisory services with HACG. This contract expired effective December 31, 2003 and HACG has continued offering day-to-day management services pending renewal or termination of said contract. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"). The owner of Aries is New Bridge Capital Partners, LLC, an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners

     CHAD M. HARRINGTON, Age 37, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies from 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant by the President and Treasurer of the Trust for the last three fiscal years ending December 31, 2004. F. Dale Markham, President and Treasurer of the Trust until March 14, 2003; and President and Chief Executive Officer beginning May 15, 2004; was compensated by the Trust for services rendered to the Trust during the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION             YEAR         TOTAL COMPENSATION
---------------------------        -------------     ------------------
James B. Kylstad, Chairman         2003 and 2004     $11,000 accrued
from March 14, 2003

F. Dale Markham,                   2003 and 2004     $11,000 accrued
President and Chief                2002              $11,000 paid
Executive Officer


     The Trust paid or accrued annual directors' fees of $11,000 each to the unaffiliated Directors in 2004, 2003 and 2002.

     The Trust may pay officers whose only affiliation is a result of being an officer of the Trust. The Trust is not required to pay any compensation to officers and directors of the Trust who are also affiliated with the Advisor or its affiliates.

     No other direct compensation was paid or payable by the Trust during the fiscal year ended December 31, 2004.

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

                                                       PERCENTAGE OF OUTSTANDING
                                                       SHARES OWNED AFTER
                                                       800,000 SHARE ISSUANCE
                                AMOUNT AND NATURE OF   APPROVED BY SHAREHOLDERS
  NAME OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP   ON FEBRUARY 14, 2003
-----------------------------   --------------------   -------------------------

Mary D. Cozza *                    119,699 Shares               9.9949%
Sheila P. Dunning                  119,699 Shares               9.9949%
Scott Gulbranson                    82,602 Shares               8.4003%
Chad M. Harrington                 119,699 Shares               9.9949%
Penthouse Franchise Group LLC      119,699 Shares               9,9949%
Razor Realty Consultants LLC        60,000 Shares               5.0100%
Robert K. Rehm                      60,000 Shares               5.0100%
Ronald Tanet                       100,602 Shares               8.4003%
Sutter Opportunity Fund 2, LLC      79,399 Shares               6.6300%
All Directors and Officers *       125,199 Shares              10.4542%


     Series A Convertible Preferred. As of March 24, 2005, certain directors and non-directors had subscribed to the Series A Convertible Preferred issue. See
Item 5, Market for Trust Common Equity and Related Stockholder Matters. Ms. Mary
D. Cozza, Director, Treasurer and Chief Financial Officer, (as of May 15, 2004) has subscribed for 41,000 shares of this Series A Convertible Preferred issue. Mr. Grady P. Hunter, Director and Vice President, had subscribed for 5,000 shares of this Series A Convertible Preferred issue plus an additional 15,000 shares are held by Merrill Lynch as Custodian FBO Grady P. Hunter IRA. Non-directors Ms. Sheila P. Dunning have subscribed for 50,000 shares of the Series A convertible Preferred issue; Mr. Paul J. Kovar has subscribed for 85,000 shares of the Series A Convertible Preferred issue and Mr. James R. Sellers has subscribed for 10,000 shares of the Series A Convertible Preferred issue.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions between the Trust and its directors and/or five percent (5%) shareholders during fiscal year 2004:
There were no transactions between the Trust and Sutter Opportunity Fund 2, LLC, nor Aries Capital Partners, LLC nor any of the Trust Directors in the year ending December 31, 2004, nor through the period ending March 24, 2005.

ACQUISITION AND DISPOSITION FEES

     The Advisor receives acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Trust, equal to up to 5% of the contract price for the property. The Trust has had no such transactions in 2004.

ADVISORY FEES

     During the fiscal year ended December 31, 2004, the Trust paid or accrued Advisory Fees to Harbor American Capital Group, the current advisor, in the amount of $30,000.

     As a result of the shareholder approval on February 22, 2003, Aries Capital Partners, LLC assumed management control of Harbor American Capital Group, the Advisor to the Registrant, effective February 22, 2003. Aries Capital Partners LLC is an entity established solely for the purposes of this transaction. Its business is located at Hopi Station #4284, Scottsdale, AZ 85260. The ownership of Aries Capital Partners, LLC is as follows: 100% owned by New Bridge Capital Partners LLC, for whom the Managing Member is Chad M. Harrington, located at Hopi Station #4284, Scottsdale, AZ 85260.

     CHAD M. HARRINGTON, Age 37, is currently a licensed mortgage broker. He has been an owner and director of two Arizona broker/dealer companies during 2000-2003. During the period 1996-2000, he served as a broker for Charles Schwab & Co. in Denver, Colorado. He is a graduate of Moorehead State University, with a B.S. degree in finance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         Index of Financial Statements

         The following financial statements of REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc.
         are included.

         Independent  Auditor's Report - Years ended December 31,
           2004 and 2003                                                 F-1
         Balance sheets - December 31, 2004 and 2003                     F-2
         Statements of operations - Years ended December 31, 2004
           and 2003                                                      F-3
         Statements of cash flows - Years ended December 31, 2004
           and 2003                                                      F-4
         Changes in stockholders' equity (deficiency) - Years ended
           December 31, 2004 and 2003                                    F-5
         Notes to financial statements - December 31, 2004 and 2003      F-6

REPORTS ON FORM 8-K

     No Form 8-K's were filed in 2004.

ITEM 14. CONTROLS AND PROCEDURES DISCLOSURE

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by REIT Americas, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that there were no significant changes in internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

EXHIBITS

     See attached list of Exhibits.

Rest of page intentionally left blank.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2005              REIT AMERICAS, INC.


                                    BY: /S/ F. DALE MARKHAM
                                        ----------------------------------------
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)


Dated:  March 31, 2005              BY: /S/ MARY D. COZZA
                                        ----------------------------------------
                                        Director, Treasurer and Chief Financial
                                        Officer (Principal Executive, Financial
                                        and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated:  March 31, 2005              BY: /S/ JAMES B. KYLSTAD
                                        ----------------------------------------
                                        James B. Kylstad, Director and
                                        Chairman of the Board

Dated:  March 31, 2005              BY: /S/ GRADY P. HUNTER
                                        ----------------------------------------
                                        Grady P. Hunter, Director and
                                        Vice President

Dated:  March 31, 2005              BY: /S/ JOEL H. WOLDORF
                                        ----------------------------------------
                                        Joel H. Woldorf, Director

                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       FOR
                               REIT AMERICAS, INC.
                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2004

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

--------------
*  Incorporated by reference

                            S.E.CLARK & COMPANY, P.C.
           Registered Firm: Public Company Accounting Oversight Board
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.), (the "Trust"), as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 8, a party to a previously pursued transaction may have entered into an exchange transaction with another public company, leading that company to believe they had rights to certain contemplated, but un-issued securities of the Trust. Trust management unequivocally asserts that conditions precedent to closing had not been satisfied as of December 31, 2003, nor have they subsequently been satisfied, and that no such contemplated securities will be issued until all conditions precedent are met, if ever. Management further disavows any involvement with the reported exchange transaction with the other public company and the resulting misstatements and misrepresentations, if any, included in that company's filings and press releases relating to recording and reporting the transaction.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REIT Americas, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ S.E.CLARK & COMPANY, P.C.

Tucson, Arizona
March 31, 2005

          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
                   744 N. Country Club Road, Tucson, AZ 85716
             (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

                               REIT AMERICAS, INC.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003


                                                        2004            2003
                                                   ------------    ------------
ASSETS:

Cash and cash equivalents                          $      2,271    $      2,238
Option deposit, net of impairment reserve                    --              --
                                                   ------------    ------------

       TOTAL ASSETS                                $      2,271    $      2,238
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

LIABILITIES:

Accounts payable and accrued expenses              $    295,526    $    165,526
Disputed claims                                          50,000          50,000
                                                   ------------    ------------

       TOTAL LIABILITIES                                345,526         215,526
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Convertible preferred stock, Series A,
  $.01 par value                                          2,060             750
Common stock, $.01 par value; 10,000,000
  shares authorized, 1,197,600 shares issued
  and outstanding                                        11,976          11,976
Paid in capital                                       3,824,763       3,695,073
Distributions in excess of net earnings              (4,182,054)     (3,921,087)
                                                   ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (343,255)       (213,288)
                                                   ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                         $      2,271    $      2,238
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                      HEALTHCARE INVESTORS OF AMERICA, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                         2004           2003
                                                     -----------    -----------
REVENUES:

Interest income                                      $         4    $   305,038
Relief of indebtedness                                        --      1,359,861
Other income                                                  --         76,180
                                                     -----------    -----------

       TOTAL REVENUES                                          4      1,741,079
                                                     -----------    -----------
EXPENSES:

Interest expense                                              99        270,478
Advisor and directors fees and expenses                   97,517         64,877
Bad debts and impairments                                 50,000      1,309,332
Other operating expenses                                 113,355        151,928
                                                     -----------    -----------

       TOTAL EXPENSES                                    260,971      1,796,615
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (260,967)   $   (55,536)
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE                          $     (0.22)   $     (0.05)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,197,600      1,081,636
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                               REIT AMERICAS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                         2004           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                    $  (260,967)   $   (55,536)

Adjustment to reconcile net loss to net cash
   used for operating activities:
   Impairment of option deposit                           50,000             --
   Gain on sale, recognized on settlement                     --       (120,700)
   Other income                                               --        (76,179)
   Interest receivable                                        --        482,415
   Interest payable                                           --       (482,415)
   Accounts payable and accrued expenses                 130,000        131,526
                                                     -----------    -----------
Net cash used in operating activities                    (80,967)      (120,889)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Principal received on notes receivable                        --      2,387,585
Increase in option deposit                               (50,000)            --
                                                     -----------    -----------
Net cash provided by (used in)
  investing activities                                   (50,000)     2,387,585
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash advance from affiliate                               24,800             --
Repayments to affiliate                                  (24,800)            --
Payments on long-term borrowings                              --     (2,387,585)
Expenses of raising capital and recapitalization              --        (24,000)
Proceeds from issuance of Series A
  convertible preferred stock                            131,000         75,000
                                                     -----------    -----------
Net cash provided by (used in)
  financing activities                                   131,000     (2,336,585)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            33        (69,888)

CASH AND CASH EQUIVALENTS - Beginning of year              2,238         72,127
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - End of year              $     2,272    $     2,238
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                               REIT AMERICAS, INC.

                  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                        CONVERTIBLE PREFERRED
                              SERIES A                 COMMON STOCK
                        ---------------------    ------------------------      PAID IN         EXCESS
                        SHARES       AT PAR        SHARES        AT PAR        CAPITAL      DISTRIBUTIONS
                        ------     ----------    ----------    ----------    -----------    -------------
Balances at
December 31, 2002           --     $       --       397,600    $    3,976    $ 3,652,823    $  (3,865,551)

Common Stock
Issued in
Reorganization              --             --       800,000         8,000         (8,000)              --

Preferred Stock
Issued for Cash         75,000            750            --            --         74,250               --

Costs of Capital and
Reorganization              --             --            --            --        (24,000)              --

Net Loss                    --             --            --            --             --          (55,536)
                       -------     ----------    ----------    ----------    -----------    -------------
Balances at
December 31, 2003       75,000            750     1,197,600        11,976      3,695,073       (3,921,087)

Preferred Stock
Issued for Cash        131,000          1,310            --            --        129,690               --

Net Loss                    --             --            --            --             --         (260,967)
                       -------     ----------    ----------    ----------    -----------    -------------
Balances at
December 31, 2004      206,000     $    2,060     1,197,600    $   11,976    $ 3,824,763    $  (4,182,054)
                       =======     ==========    ==========    ==========    ===========    =============


     The accompanying notes are an integral part of these financial statements.

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

In the past, the Trust was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2005 fiscal year (ending December 31, 2005) is as follows: On February 22, 2003, Trust shareholders voted to go forward with a recapitalizing plan. As a part of this recapitalizing plan, a change of control of the Trust occurred and the Trust issued an additional 800,000 shares of common stock to Aries. This 800,000 shares has since been distributed in such a way that no shareholder owns more than 9.99% of the total shares outstanding. Trust management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the shareholders' investment in the Trust. Since the Trust currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Trust, and there can be no assurance that the Trust will be able to find capital to grow and operate its business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Trust has only two assets, cash in the amount of $2,271 and a $50,000 option deposit on real estate which has been fully impaired. See Note 3 to the Financial Statements and Item 2, Management's Discussion and Analysis of Plan of Operation, Gorco Development Corp. and The Villages. Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

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

(5) INCOME TAXES - As of December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $3,206,000 which will expire beginning in 2006. The Trust did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

(8) EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. The 800,000 additional common shares issued in the recapitalization were deemed issued as of February 22, 2003. The potential conversion of preferred shares to common has been excluded from determination since the result would have an anti-dilutive effect.

NOTE 3: OPTION DEPOSIT IMPAIRMENT

On June 28,  2004,  the  Company  entered  into a Letter  of Intent  with  Gorco
Development Corp. ("Gorco") of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 of the Securities and Exchange Act of 1934, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent include the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project is to be built. As of March 24, 2005, this transaction is on hold pending the raising of capital. Gorco has canceled its purchase contract due to inability to meet time deadlines but is continuing to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Further, no assurance can be given that the Company will be successful in its efforts to recoup the $50,000 option deposit. Accordingly, Management has recognized an impairment loss equal to the full value of this asset.

NOTE 4:  MORTGAGE NOTES RECEIVABLE AND PAYABLE

During 2003, adjustments to financial assets and liabilities pertaining to resolution of a dispute arising from a prior year property sale were recorded. As of December 22, 2003, the balance due under a note payable to a bank was satisfied under terms of a mediation and settlement agreement. The accounting adjustments to remove previously reported principal and accrued interest receivable and payable are further discussed below.

Under the settlement agreement, the bank applied $2,870,000 to accrued interest ($482,415) and principal ($2,387,585). Management reclassified the $1,359,861 residual principal balance of the mortgage notes to the caption "Indebtedness relieved on settlement." Likewise, the offsetting amounts due from the buyer have been reclassified by management to the caption "Bad debt incurred on settlement." Previously accrued interest on another note totaling $62,308 was also included in the caption. The forgiveness of indebtedness is a non-cash transaction and was accordingly excluded from disclosure in the Statement of Cash Flows.

The dispute and resolution are more fully described in prior year financial statements and forms 10-KSB filed by the Trust.

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective  March 1, 1998,  the Trust  entered  into an Advisory  Agreement  with
Harbor American Capital Group, an Arizona limited partnership, to provide various services to the Trust in exchange for fees, as follows:

         Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended December 31, 2004.

         Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2004. The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal at will of Trust management.

NOTE 6:  DISPUTED CLAIMS

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust has been named a codefendant with the Predecessor Advisor, for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. It is the opinion of current management that these claims are the obligation of former management due to its nonperformance.

Through 2004, the Trust has received legal billings of approximately $99,000 from two law firms, which Management believes may be related to due diligence on transactions that may have been recommended by the Advisor as Trust acquisitions. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 7:  CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of December 31, 2004, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing shareholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon")payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of December 31, 2004, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon ("interest") will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter. Since none of this Series B has been subscribed to date, no interest is payable. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

MANAGEMENT IS ACTIVELY PURSUING INVESTMENT OPPORTUNITIES FOR THE TRUST. THESE OPPORTUNITIES MAY INVOLVE THE ISSUANCE OF DEBT OR EQUITY INSTRUMENTS, SOME OF WHICH MAY BE EXTREMELY DILUTIVE TO CURRENT SHAREHOLDERS, BUT ARE VIEWED BY MANAGEMENT AS BEING CRITICAL TO THE SURVIVAL OF THE TRUST.

NOTE 8:  SIGNIFICANT RISKS AND CONTINGENCIES

PURSUANT TO THE RECAPITALIZATION PLAN, INVESTMENT OPPORTUNITIES ARE PERIODICALLY BEING NEGOTIATED WITH OTHER PARTIES. AS PREVIOUSLY DISCLOSED, MANAGEMENT IS AWARE THAT A PARTY TO ONE OF THE PREVIOUSLY PURSUED TRANSACTIONS MAY HAVE ENTERED INTO A TRANSACTION WITH ANOTHER PUBLIC COMPANY, LEADING THEM TO BELIEVE THEY HAD RIGHTS TO CERTAIN CONTEMPLATED, BUT UNISSUED SECURITIES OF REIT AMERICAS, INC. MANAGEMENT UNEQUIVOCALLY DISAVOWS ANY INVOLVEMENT WITH THIS UNAUTHORIZED TRANSACTION AND INFORMED MANAGEMENT OF THAT COMPANY OF THE
MISSTATEMENT AND MISREPRESENTATION DISCLOSED IN THEIR FINANCIAL STATEMENTS. ACTING UNDER THE ADVISE OF COUNSEL, TRUST MANAGEMENT INVESTIGATED ITS RESPONSIBILITIES UNDER SECURITIES LAWS TO REPORT THEIR FINDINGS AS WELL AS ITS LEGAL REMEDIES AGAINST PARTIES WHO MAY HAVE DISSEMINATED WHAT TRUST MANAGEMENT BELIEVES TO HAVE BEEN FALSE INFORMATION.

AS  PUBLICALLY  REPORTED  SUBSEQUENTLY,  THE CEO AND  CFO OF THAT  COMPANY  HAVE
RESIGNED, THE AUDITOR OF THAT COMPANY HAS BEEN DISMISSED, AND THE SEC IS CONDUCTING AN INVESTIGATION OF THAT COMPANY. WHILE TRUST MANAGEMENT BELIEVES THAT THE OFFICERS AND MANAGEMENT OF REIT AMERICAS, INC. WILL NOT BECOME A
SUBJECT OF THE INVESTIGATION, IT CAN GIVE NO ASSURANCE CERTAIN FORMERLY AFFILIATED PERSONS WILL NOT BE INVESTIGATED AND IMPLICATED.

ADDITIONALLY, MANAGEMENT HAS ATTEMPTED TO DETERMINE THE EXTENT TO WHICH SUCH FORMERLY AFFILIATED PERSONS ARE ABLE TO AFFECT THE DECISION MAKING OF THE SHAREHOLDERS AND DIRECTORS. WHILE MANAGEMENT BELIEVES THAT SUCH INFLUENCE HAS BEEN MARGINALIZED, IT CAN GIVE NO ASSURANCE THAT SUCH ATTEMPTS WILL NOT BE MADE THROUGH PROXY.