Form 10QSB
period 2005-03-31
REIT AMERICAS, INC.
filed 2005-05-16
CIK 810836

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  33-11863

REIT AMERICAS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	86-0576027
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2960 N. Swan Rd., Suite 300, Tucson, AZ  85712
(Address of principal executive offices)

Issuer’s telephone number:  (520) 326-2000

Former Address:  2940 N. Swan Rd., Suite 212, Tucson, AZ 85712
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value as of March 31, 2005 is 1,197,600 shares.

INDEX

REIT AMERICAS, INC.

INDEX

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “projected”, “intends to” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our history of operating losses, issues with credit facilities and liquidity, defaults under existing loan agreements, the ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand for services of the Company, the Company’s ability to compete, regulatory matters, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and the notes to consolidate financial statements, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The rest of this page is left blank intentionally.

INDEX

REIT AMERICAS, INC.

PART 1: FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of March 31, 2005 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended March 31, 2005 and 2004. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. . It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of REIT Americas, Inc. as of December 31, 2004, and in our report dated March 31, 2005, we expressed an opinion with the following qualifications.

As described in Note 8, a party to a previously pursued transaction may have entered into an exchange transaction with another public company, leading that company to believe they had rights to certain contemplated, but un-issued securities of the Trust. Trust management unequivocally asserts that conditions precedent to closing had not been satisfied, nor have they subsequently been satisfied, and that no such contemplated securities will be issued until all conditions precedent are met, if ever. Management further disavows any involvement with the reported exchange transaction with the other public company and the resulting misstatements and misrepresentations, if any, included in that company's filings and press releases relating to recording and reporting the transaction.

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
May 11, 2005

Member: National Association of Certified Valuation Analysts

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

INDEX

REIT AMERICAS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS:

Cash and cash equivalents	$1,188	$2,271

TOTAL ASSETS	$1,188	$2,271

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Accounts payable and accrued expenses	$325,526	$295,526
Disputed claims	50,000	50,000

TOTAL LIABILITIES	375,526	345,526

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000
shares authorized, 1,197,600 shares issued	11,976	11,976
Series A Convertible Preferred stock	2,060	2,060

Paid in capital	3,824,763	3,824,763
Distributions in excess of net earnings	(4,213,137)	(4,182,054)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(374,338)	(343,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,188	$2,271

See Notes to Financial Statements

INDEX

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

For the Three Months Ended March 31, 2005 and March 31, 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES:

Interest income	$3	$1
Other income	—	—

TOTAL REVENUES	3	1

EXPENSES:

Interest expense	—	—
Advisory and other fees	7,500	7,500
Directors fees and other expenses	16,500	8,250
Other operating expenses	7,086	7,831

TOTAL EXPENSES	31,086	23,581

NET INCOME (LOSS)	$(31,083)	$(23,580)

NET INCOME (LOSS) PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,197,600	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,182,053)	$(3,921,087)

Net income (loss)	(31,083)	(23,580)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(4,213,137)	$(3,944,667)

See Notes to Financial Statements

INDEX

REIT AMERICAS, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005 and March 31, 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(31,083)	$(23,580)

Changes in assets and liabilities:
Accounts payable and accrued expenses	24,000	(13,180)

Net cash provided by (used for) operating activities	(7,083)	(36,760)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in amounts Due to Advisor	6,000	—
Issuance of Series A Convertible Preferred Stock	—	36,000

Net cash provided by (used for) investing / financing activities	6,000	36,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,083)	(760)

CASH AND CASH EQUIVALENTS - Beginning of period	2,271	2,238

CASH AND CASH EQUIVALENTS - End of period	$1,188	$1,478

See Notes to Financial Statements

INDEX

REIT AMERICAS, INC.

Notes to Unaudited Financial Statements
For the Periods Ended March 31, 2005 and 2004

NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

REIT Americas, Inc. (the “Trust”) is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Healthcare Investors of America, Inc. to REIT Americas, Inc. effective June 25,2004. The principal office of the Trust is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

The affairs of REIT Americas, Inc. (the "Trust" or the “Company”) are managed by its advisor, Harbor American Capital Group (the "Advisor") effective March 1, 1998. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L. L. C., an Arizona limited liability company (“Aries”). The owner of Aries is New Bridge Capital Partners, L. L. C., an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners. The current contract with the Advisor expired by its terms on December 31, 2003. The Advisor has continued on a day to day basis pending renewal or termination of its contract.

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust's plan of operation for the 2005 fiscal year (ending December 31, 2005) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders voted on February 22, 2003, to go forward with this recapitalizing plan. Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock to Aries, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

The historical financial statements presented are prepared under the assumption that the Trust is qualified as a real estate investment trust (“REIT”) and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 95% of the Trust’s real estate investment trust taxable income and the Trust meets certain other conditions). In the event the Trust does not qualify as a REIT, the Trust would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Trust would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Trust has no assets. Therefore, the cash flow available to pay operating expenses is non-existent.

Management's plans include recapitalizing and redirecting the trust investment profile.

The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Trust be unable to continue as a going concern.

INDEX

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

NOTE 3:  LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and ability to meet its financial obligations and maintain its current operations in 2005 and beyond will be dependent on, among other things, its ability to obtain financing. The Company has no source of cash flow today and no capital to make investments in real property to generate either cash flow or additional value for its shareholders.

At March 31, 2005, the Trust owned no assets.

NOTE 4:  MORTGAGE NOTES PAYABLE

None.

INDEX

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an Advisory Agreement with Harbor American Capital Group, an Arizona corporation, to provide various services to the Trust in exchange for fees, as follows:

Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended March 31, 2005.

Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2005.
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

Through 2004, the Trust has received legal billings of approximately of $99,000 from two law firms, which Management believes may be related to due diligence on transactions that may have been recommended by the Advisor as Trust acquisitions. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 7:  CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of March 31, 2005, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest (“Coupon”)payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

INDEX

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of March 31, 2005, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon (“interest”) will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter. Since none of this Series B has been subscribed to date, no interest is payable. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

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

INDEX

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

INDEX

REIT AMERICAS, INC.

Three Months Ended March 31, 2005

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)	Not applicable

(b)	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

March 31, 2005 compared to March 31, 2004

Rental income. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and received $1.00 of income in the period ended March 31, 2005. This compares with Total Revenues of $3.00 received during the period ended March 31, 2004, during which time also no significant income was received due to the lack of income producing assets.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2005 were zero which compares with zero for the three months ended March 31, 2004. These comparisons are the result of no real estate asset being owned in either period.

Interest expense. For the three months ended March 31, 2005, there was no interest expense as compared with no interest expense for the same period in 2004.

Advisory and other fees. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended March 31, 2005, advisory and other fees totaled $7,500 and for the three months ended March 31, 2004, advisory and other fees totaled $7500. These fees in 2005 have been accrued but not paid.

Directors fees and expenses. Director’s fees and expenses for the three months ended March 31, 2005 were $16,500 and for the three months ended March 31, 2004, were $8.250. As of April 8, 2005, with the resignation of Director James B. Kylstad, there are four Directors each of whom receives $2,750 per quarter, which will be accrued until the Trust is receiving adequate income from operations to pay such fees and expenses.

Other operating expenses. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended March 31, 2005 were $7,086 which compares with $7,831 for the three months ended March 31, 2004. The costs for the current period are primarily audit and legal costs.

INDEX

Liquidity and Sources of Capital. Cash decreased from $2,271 at December 31, 2004 as compared with $1,188 at March 31, 2005. Accounts payable and accrued expenses increased from $295,526 at December 31, 2004 to $325,526 at March 31, 2005. This increase was due primarily to Director and Advisor Fees accrued. Distributions in excess of net earnings increased from ($4,182,054) at December 31, 2004 to ($4,213,137) at March 31, 2005.

The Trust has relied solely on Series A Subscription income to pay its expenses in the period ended March 31, 2005. Cash flows used for operating activities were ($7,083) for the three months ended March 31, 2005 as compared to ($36,760) for the same period in 2004.

The above discussion and the Trust’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Trust had $1,188 in cash and no other assets remaining, thus limiting cash flows available to pay operating expenses to those received from the Series A Subscriptions that were designated to apply to working capital. Also, loans in the amount of $16,000 were made to the Trust by a principal of the Advisor and one officer.

Management’s plans include re-capitalizing the Trust which is now underway.

Item 3.   CONTROLS AND PROCEDURES

(a)
As of March 31, 2005, the Company had performed an evaluation, under the supervision of it's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e) or 15d-15 (e)). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective and timely alerting them to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

INDEX

REIT AMERICAS, INC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. This suit alleges that Lenox Healthcare, Inc.. ("Lenox Healthcare") and the Trust owed compensation in the amount of $50,000 to Sundance Realty Advisors ("Sundance") as a result of John W. Madagan, Sr. ("Madagan") having introduced Lenox Healthcare and the Trust to one another. This allegation is pursuant to a letter attached to the Complaint dated November 8, 1996. Additional correspondence in 1997 is alleged to have been sent by Lenox Healthcare indicating the Trust's commitment to the compensation to Madagan for services performed, at which time an alleged good faith partial payment to Sundance in the amount of $4,970 was paid. The Complaint alleges joint and several liability for both the Defendants for the unpaid amounts, interest thereon plus attorneys’ fees, disbursements, expenses and litigation and collection costs. The Trust has responded to this Complaint. During 1999, Lenox filed for protection under bankruptcy laws. During 2000 the Trust secured a stay pending Lenox’s emergence from bankruptcy proceedings. During 2001and 2002, the plaintiff has taken no additional action. Although the Trust intends to vigorously defend the allegations, at this time the Trust is not in a position to comment upon the possible outcome of this litigation or as to the loss or range of loss, if any, in connection therewith.

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Date: May 11, 2005	By:	/s/ F. Dale Markham

F. Dale Markham Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2005	By:	/s/ Mary D. Cozza

Mary D. Cozza Director, Treasurer and Chief Financial Officer