Form 10QSB
period 2005-06-30
REIT AMERICAS, INC.
filed 2005-08-18
CIK 810836

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

(520) 326-2000
(Issuer’s telephone number)

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

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value as of June 30, 2005 is 1,197,600 shares.

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
FORM 10-QSB
PART 1: FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of June 30, 2005 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended June 30, 2005 and 2004. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

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
August 15, 2005
Member: National Association of Certified Valuation Analysts

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

Index

REIT AMERICAS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$1,563	$2,271

TOTAL ASSETS	$1,563	$2,271

Liabilities and Stockholders’ Equity (Deficiency):

Accounts payable and accrued expenses	$374,526	$295,526
Disputed claims	50,000	50,000

TOTAL LIABILITIES	424,526	345,526

Stockholders’ Equity (Deficiency):
Common stock, $.01 par value; 10,000,000 shares authorized, 1,197,600 shares issued	11,976	11,976
Series A Convertible Preferred stock	2,060	2,060
Paid in capital	3,824,763	3,824,763
Distributions in excess of net earnings	(4,261,762)	(4,182,054)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(422,963)	(343,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,563	$2,271

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended June 30, 2005 and June 30, 2004

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES:

Interest income	$0	$0
Other income	3,481	0

TOTAL REVENUES	3,481	0

EXPENSES:

Interest expense	–	25
Advisory and other fees	7,500	13,300
Directors fees and other expenses	16,500	12,743
Other operating expenses	28,106	16,466

TOTAL EXPENSES $	52,106	42,534

NET INCOME (LOSS)	$(48,625)	$(42,534)

NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,197,600	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,213,137)	$(3,952,917)

Net income (loss)	(48,625)	(42,534)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(4,261,762)	$(3,995,451)

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Six Months Ended June 30, 2005 and June 30, 2004

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES:

Interest income	$3	$1
Other income	3,481	–

TOTAL REVENUES	3,484	1

EXPENSES:

Interest expense	–	25
Advisory and other fees	15,000	20,800
Directors fees and other expenses	33,000	29,243
Other operating expenses	35,193	24,297

TOTAL EXPENSES	83,193	74,365

NET INCOME (LOSS)	$(79,709)	$(74,364)

NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,197,600	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,182,053)	$(3,921,087)

Net income (loss)	(79,709)	(74,364)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(4,261,762)	$(3,995,451)

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2005 and June 30, 2004

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(48,625)	$(42,534)

Changes in assets and liabilities:
Accounts payable and accrued expenses	24,000	25,600

Net cash provided by (used for) operating activities	(24,625)	(16,934)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Payment of option deposit on self storage facilities	–	(50,000)
Advances from advisors	25,000	–
Proceeds from issuance of Class A Convertible Preferred Stock	–	80,000

Net cash provided by (used for) investing / financing activities	25,000	30,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	375	13,066

CASH AND CASH EQUIVALENTS - Beginning of period	1,188	1,478

CASH AND CASH EQUIVALENTS - End of period	$1,563	$14,544

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2005 and June 30, 2004

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(79,709)	$(74,364)

Changes in assets and liabilities:
Accounts payable and accrued expenses	48,000	20,670

Net cash provided by (used for) operating activities	(31,709)	(53,694)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Payment of option deposit on self storage facilities	–	(50,000)
Advances from advisors	31,000	–
Proceeds from issuance of Class A Convertible Preferred Stock	–	116,000

Net cash provided by (used for) investing / financing activities	31,000	66,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(709)	12,306

CASH AND CASH EQUIVALENTS - Beginning of period	2,272	2,238

CASH AND CASH EQUIVALENTS - End of period	$1,563	$14,544

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

Notes to Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2005 and 2004

NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

REIT Americas, Inc. (the “Trust”) is a Maryland corporation formed on February 6, 1987. The Trust changed its name from Healthcare Investors of America, Inc. to REIT Americas, Inc. effective June 25, 2004. The principal office of the Trust is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

The affairs of REIT Americas, Inc. (the “Trust” or the “Company”) are managed by its advisor, Harbor American Capital Group (the “Advisor”) effective March 1, 1998. The owner of the Advisor, as of February 22, 2003, is Aries Capital Partners, L. L. C., an Arizona limited liability company (“Aries”). The owner of Aries is New Bridge Capital Partners, L. L. C., an Arizona limited liability company. Chad M. Harrington is the Managing Member of New Bridge Capital Partners. The current contract with the Advisor expired by its terms on December 31, 2003. The Advisor has continued on a day to day basis pending renewal or termination of its contract.

In the past, the Trust has engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. The Trust’s plan of operation for the 2005 fiscal year (ending December 31, 2005) is as follows: Trust management has determined it to be in the best interest of shareholders to re-capitalize and Trust shareholders voted on February 22, 2003, to go forward with this recapitalizing plan. Effective February 22, 2003, upon shareholder approval of a change of control and issuance of an additional 800,000 shares of common stock to Aries, Trust management intends to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase shareholder value or provide dividends to shareholders. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

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

The Trust’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Trust has assets of $1,563 in cash. Therefore, the cash flow available to pay operating expenses is minimal.

Management’s plans include recapitalizing and redirecting the trust investment profile.

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

(5)
Income Taxes - As of December 31, 2004, the Company had net operating loss carry forwards for income tax purposes of approximately $3,206,000 which will expire beginning in 2006. The Trust had cumulative net operating losses during the periods from 1991 through 1997.

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

At June 30, 2005, the Trust owned assets of $1,563 in cash.

NOTE 4:  MORTGAGE NOTES PAYABLE

None.

Index

NOTE 5:  RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an Advisory Agreement with Harbor American Capital Group, an Arizona corporation, to provide various services to the Trust in exchange for fees, as follows:

Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended June 30, 2005.

Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the first quarter of 2005.  The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal negotiations that are underway.

NOTE 6:  DISPUTED CLAIMS

Management of the Predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of the Properties. The Trust has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Trust, but of former management or other third parties. In connection with one of these disputes, the Trust had been named a codefendant with the Predecessor Advisor, for payment of fees totaling approximately $50,000 which relate to establishing the advisory relationship with the Predecessor Advisor. The advisory relationship was terminated by the Trust for nonperformance of management of the Predecessor Advisor. As of June 9, 2005, this case was settled and has been dismissed of record.

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

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of June 30, 2005, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest (“Coupon”) payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

Index

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of June 30, 2005, none of this Series B has been issued. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the “Common Stock”) at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission (“SEC”), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon (“interest”) will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter. Since none of this Series B has been subscribed to date, no interest is payable. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

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

Index

AS PUBLICALLY REPORTED SUBSEQUENTLY, THE CEO AND CFO OF THAT COMPANY THEN RESIGNED, THE THEN CURRENT AUDITOR OF THAT COMPANY WAS DISMISSED, AND THE SEC IS CONDUCTING AN INVESTIGATION OF THAT COMPANY. WHILE TRUST MANAGEMENT BELIEVES THAT THE OFFICERS AND MANAGEMENT OF REIT AMERICAS, INC. WILL NOT BECOME A SUBJECT OF THE INVESTIGATION, IT CAN GIVE NO ASSURANCE CERTAIN FORMERLY AFFILIATED PERSONS WILL NOT BE INVESTIGATED AND IMPLICATED.

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

Three Months and Six Months Ended June 30, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)	Not applicable

(b)	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
June 30, 2005 compared to June 30, 2004

Rental income. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and has no income. For the three months ended June 30, 2005 no income was received as compared to no income received for the three months ended June 30, 2004. For the six months ended June 30, 2005, no Interest Income was reported as compared to no Interest Income for the six months ended June 30, 2004.

Interest expense. For the three months ended June 30, 2005, no Interest expense was indicated as compared to $25 for the same period in 2004. For the six months ended June 30, 2005, no Interest expense was indicated as compared with $25 for the six months ended June 30, 2004.

Advisory and other fees. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended June 30, 2005, advisory and other fees totaled $7,500 and for the three months ended June 30, 2004, advisory and other fees totaled $13,300. These fees were accrued but not paid.

Directors’ fees and expenses. Directors’ fees and expenses for the three months ended June 30, 2005 were $16,500 and were accrued but not paid. This compares with $12,743 paid in the period ending June 30, 2004. Directors are paid $2,750 per quarter plus $800 for meetings attended. As of June 30, 2005, there are four active Directors each of whom are paid $2,750 per quarter, which will be accrued until such time as funds from operations are available.

Other operating expenses. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended June 30, 2005 were $28,106 which compares with $16,466 for the three months ended June 30, 2004. For the six months ended June 30, 2005, Other operating expenses were $35,193 which compares with $24,297 for the six month period ending June 30, 2004.

Liquidity and Sources of Capital. Cash increased from $1,188 at March 31, 2005 to $1,563 at June 30, 2005. Accounts payable and accrued expenses increased from $295,526 at December 31, 2004 to $374,526 at June 30, 2005. These were primarily due to increased legal expenses. Distributions in excess of net earnings increased from ($4,182,054) at December 31, 2004 to ($4,261,762) at June 30, 2005.

The Trust has relied solely on the sale of Series A Convertible Preferred stock to pay its expenses in 2005. In addition loans from affiliates are currently in the amount of $21,800. Cash flows used for operations were ($24,625) for the three months ended June 30, 2005 as compared to ($16,934) of Cash flows used in operations for the same period in 2004. Cash used for operating activities in the six month period ending June 30, 2005 was ($31,709) compared with Cash used in operating activities of ($53,694) during the six month period ending June 30, 2004.

Index

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of June 30, 2005, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the “Common Stock”) at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission (“SEC”), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon (“interest”) will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment will be made on October 1, 2004 and then monthly thereafter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

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

Item 3.	CONTROLS AND PROCEDURES

(a)
As of June 30, 2005, the Company had performed an evaluation, under the supervision of it’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e) or 15d-15 (e)). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Index

REIT AMERICAS INC. formerly known as
HEALTHCARE INVESTORS OF AMERICA, INC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors, v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. As of June 9, 2005, this case has been settled and dismissed of record.

Item 2.  Changes in Securities or Unregistered Sale of Securities and Use of Proceeds.

206,000 shares of Series A Convertible Preferred Stock have been issued as a result of sales to investors as of June 30, 2005. Neither the Preferred Stock or the Common Stock underlying the Preferred Stock has been registered with the Securities and Exchange Commission. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The $206,000 cash proceeds from the sale of the Series A Convertible Preferred Stock are being used for general corporate purposes and working capital.

Item 5.  Other Information

Pursuant to the recapitalization plan, investment opportunities are currently being negotiated with other parties. No investment opportunities have been closed as of June 30, 2005.

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

REIT AMERICAS, INC.

Date: August 18, 2005	By:	/s/ F. Dale Markham

F. Dale Markham Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2005	By:	/s/ Mary D. Cozza

Mary D. Cozza Director, Treasurer and Chief Financial Officer