Form 10QSB
period 2005-09-30
REIT AMERICAS, INC.
filed 2005-11-14
CIK 810836

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  33-11863

REIT AMERICAS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	86-0576027
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2960 N. Swan Rd., Suite 300, Tucson, AZ  85712
(Address of principal executive offices)

(520) 326-2000
(Issuer’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of September 30, 2005 is 1,197,600 shares.

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
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of September 30, 2005 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended September 30, 2005 and 2004. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

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
November 11, 2005

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

Index

REIT AMERICAS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS:

Cash and cash equivalents	$1,791	$2,271
Prepaid consulting fees	83,333	–

TOTAL ASSETS	$85,124	$2,271

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Accounts payable and accrued expenses	$402,026	$295,526
Disputed claims	–	50,000

TOTAL LIABILITIES	402,026	345,526

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 1,197,600 shares issued and outstanding	11,976	11,976
Series A Convertible Preferred Stock	3,060	2,060

Paid in capital	3,923,763	3,824,763
Distributions in excess of net earnings	(4,255,701)	(4,182,054)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(316,902)	(343,255)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$85,124	$2,271

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended September 30, 2005 and September 30, 2004

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES:

Interest income	$–	$1
Relief of indebtedness on disputed claims	50,000	–

TOTAL REVENUES	50,000	1

EXPENSES:

Interest expense	–	74
Advisory and other fees	7,500	7,500
Directors fees and other expenses	16,500	16,500
Other operating expenses	19,939	21,168

TOTAL EXPENSES	43,939	45,242

NET INCOME (LOSS)	$6,061	($45,241)

NET INCOME (LOSS) PER SHARE	$0.01	($0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,197,600	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,261,762)	$(3,995,451)

Net income (loss)	6,061	(45,241)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(4,255,701)	$(4,040,692)

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Nine Months Ended September 30, 2005 and September 30, 2004

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES:

Interest income	$4	$2
Relief of indebtedness on disputed claims	50,000
Other income	3,481	–

TOTAL REVENUES	53,485	2

EXPENSES:

Interest expense	–	99
Advisory and other fees	22,500	28,300
Directors fees and other expenses	49,500	45,743
Other operating expenses	55,133	74,395

TOTAL EXPENSES	127,133	148,537

NET INCOME (LOSS)	$(73,648)	$(148,535)

NET INCOME (LOSS) PER SHARE	$(0.06)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,197,600	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,182,053)	$(3,921,087)

Net income (loss)	(73,648)	(148,535)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(4,255,701)	$(4,069,622)

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended September 30, 2005 and September 30, 2004

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$6,061	$(45,241)

Changes in assets and liabilities:
Consulting fees paid with Preferred A Stock	16,667	–
Accounts payable and accrued expenses	(22,499)	23,499

Net cash provided by (used for) operating activities	229	(21,742)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Proceeds from issuance of Class A Convertible Preferred Stock	–	15,000

Net cash provided by (used for) investing / financing activities	–	15,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	229	(6,742)

CASH AND CASH EQUIVALENTS - Beginning of period	1,562	14,544

CASH AND CASH EQUIVALENTS - End of period	$1,791	$7,802

See Notes to Financial Statements

Index

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2005 and September 30, 2004

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(73,648)	$(148,535)

Changes in assets and liabilities:
Consulting fees paid with Preferred A Stock	16,667
Accounts payable and accrued expenses	56,501	73,099

Net cash provided by (used for) operating activities	(480)	(75,436)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Payment of option on self storage facilities	–	(50,000)
Proceeds from issuance of Class A Convertible Preferred Stock	–	131,000

Net cash provided by (used for) investing / financing activities	–	81,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(480)	5,564

CASH AND CASH EQUIVALENTS - Beginning of period	2,271	2,238

CASH AND CASH EQUIVALENTS - End of period	$1,791	$7,802

See Notes to Financial Statements

Index
REIT AMERICAS, INC.

Notes to Unaudited Financial Statements
For the Three Month and Nine Month Periods Ended September 30, 2005 and 2004

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

The Trust's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Trust has assets of $1,791 in cash. Therefore, the cash flow available to pay operating expenses is minimal. See Note 7, Capitalization, re Bridge Loan Notes executed subsequent to September 30, 2005.

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

At September 30, 2005, the Trust owned assets of $1,791 in cash.

NOTE 4:   MORTGAGE NOTES PAYABLE

None.

Index

NOTE 5:   RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Trust entered into an Advisory Agreement with Harbor American Capital Group, an Arizona corporation, to provide various services to the Trust in exchange for fees, as follows:

Advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Trust, as defined. The Trust incurred advisory fees of $7,500 to the Advisor during the period ended September 30, 2005.

Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Trust incurred no such fees in the third quarter of 2005.

The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal negotiations that are underway. Meanwhile Heritage Advisory Corporation, former general partner of Harbor American Capital Group, has continued to function to handle the day to day responsibilities of the Advisor.

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

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of September 30, 2005, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest (“Coupon”) payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

Index

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of September 30, 2005, none of this Series B has been issued. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon (“interest”) will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment was scheduled to be paid on October 1, 2004 and then monthly thereafter. Since none of this Series B has been subscribed to date, no interest is payable. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

On August 23, 2005, the Board of Directors ratified the issuance of up to $500,000 in Promissory Notes (the “Notes”) as a bridge loan (the “Bridge Loan”). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder also receives warrants to purchase common stock of the Trust as follows: One Warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the Warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Trust shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the Warrants when and if the Trust becomes listed on a trading exchange.

The Trust engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the above securities. Dawson James Securities, Inc. will be compensated as follows: (i) Dawson James Securities, Inc. shall be paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Trust will pay Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Trust has engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Trust, which convert into common stock of the Trust at a ratio of ten shares of common stock for each share of preferred stock.

As of October 31, 2005, the Trust raised $75,000 from Note holders pursuant to the above terms.

Index

MANAGEMENT IS ACTIVELY PURSUING INVESTMENT OPPORTUNITIES FOR THE TRUST. THESE OPPORTUNITIES MAY INVOLVE THE ISSUANCE OF DEBT OR EQUITY INSTRUMENTS, SOME OF WHICH MAY BE EXTREMELY DILUTIVE TO CURRENT SHAREHOLDERS, BUT ARE VIEWED BY MANAGEMENT AS BEING CRITICAL TO THE SURVIVAL OF THE TRUST.

NOTE 8:   SIGNIFICANT RISKS AND CONTINGENCIES

PURSUANT TO THE RECAPITALIZATION PLAN, INVESTMENT OPPORTUNITIES ARE PERIODICALLY BEING NEGOTIATED WITH OTHER PARTIES. AS PREVIOUSLY DISCLOSED, MANAGEMENT IS AWARE THAT A PARTY TO ONE OF THE PREVIOUSLY PURSUED TRANSACTIONS MAY HAVE ENTERED INTO A TRANSACTION WITH ANOTHER PUBLIC COMPANY, LEADING THEM TO BELIEVE THEY HAD RIGHTS TO CERTAIN CONTEMPLATED, BUT UNISSUED SECURITIES OF REIT AMERICAS, INC. MANAGEMENT UNEQUIVOCALLY DISAVOWS ANY INVOLVEMENT WITH THIS UNAUTHORIZED TRANSACTION AND INFORMED MANAGEMENT OF THAT COMPANY OF THE MISSTATEMENT AND MISREPRESENTATION DISCLOSED IN THEIR FINANCIAL STATEMENTS. ACTING UNDER THE ADVICE OF COUNSEL, TRUST MANAGEMENT INVESTIGATED ITS RESPONSIBILITIES UNDER SECURITIES LAWS TO REPORT THEIR FINDINGS AS WELL AS ITS LEGAL REMEDIES AGAINST PARTIES WHO MAY HAVE DISSEMINATED WHAT TRUST MANAGEMENT BELIEVES TO HAVE BEEN FALSE INFORMATION.

AS PUBLICLY REPORTED SUBSEQUENTLY, THE CEO AND CFO OF THAT COMPANY THEN RESIGNED, THE THEN CURRENT AUDITOR OF THAT COMPANY WAS DISMISSED, AND THE SEC IS CONDUCTING AN INVESTIGATION OF THAT COMPANY. WHILE TRUST MANAGEMENT BELIEVES THAT THE OFFICERS AND MANAGEMENT OF REIT AMERICAS, INC. WILL NOT BECOME A SUBJECT OF THE INVESTIGATION, IT CAN GIVE NO ASSURANCE CERTAIN FORMERLY AFFILIATED PERSONS WILL NOT BE INVESTIGATED AND IMPLICATED.

ADDITIONALLY, MANAGEMENT HAS ATTEMPTED TO DETERMINE THE EXTENT TO WHICH SUCH FORMERLY AFFILIATED PERSONS ARE ABLE TO AFFECT THE DECISION MAKING OF THE SHAREHOLDERS AND DIRECTORS. WHILE MANAGEMENT BELIEVES THAT SUCH INFLUENCE HAS BEEN MARGINALIZED, IT CAN GIVE NO ASSURANCE THAT SUCH ATTEMPTS WILL NOT BE MADE THROUGH PROXY.

Index

REIT AMERICAS, INC.

Three Months and Nine Months Ended September 30, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)	Not applicable

(b)	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

September 30, 2005 compared to September 30, 2004

Rental income. Formerly, the Trust primarily derived its revenues from the leasing of facilities to healthcare providers. It currently owns no facilities and has no income. For the three months ended September 30, 2005 no income was received as compared to no income received for the three months ended September 30, 2004. For the nine months ended September 30, 2005, no Interest Income was reported as compared to no Interest Income for the nine months ended September 30, 2004.

Interest expense. For the three months ended September 30, 2005, no Interest expense was indicated as compared to $74 for the same period in 2004. For the nine months ended September 30, 2005, no Interest expense was indicated as compared with $99 for the nine months ended September 30, 2004.

Advisory and other fees. Advisory and other fees consist of the fees charged by Harbor American Capital Group, the advisor to the Trust. For the three months ended September 30, 2005, advisory and other fees totaled $7,500 and for the nine months ended September 30, 2005, advisory and other fees totaled $22,500. These fees were accrued but not paid and they compare with Advisory fees of $7,500 and $28,300 for the three and nine month periods, respectively, of 2004.

Directors’ fees and expenses. Directors’ fees and expenses for the three months ended September 30, 2005 were $16,500 and were accrued but not paid. This compares with $16,500 accrued but not paid in the period ending September 30, 2004. Directors are paid $2,750 per quarter plus $800 for meetings attended. As of September 30, 2005, there are four active Directors each of whom are paid $2,750 per quarter, which will be accrued until such time as funds from operations are available.

Other operating expenses. Other operating expenses consist primarily of accounting, legal and administrative costs. Other operating costs for the three months ended September 30, 2005 were $3,271 which compares with $21,168 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, Other operating expenses were $38,465 which compares with $74,395 for the nine month period ending September 30, 2004.

Liquidity and Sources of Capital. Cash increased from $1,188 at June 30, 2005 to $1,791 at September 30, 2005. Accounts payable and accrued expenses increased from $295,526 at December 31, 2004 to $401,026 at September 30, 2005. These were primarily due to increased legal expenses. Distributions in excess of net earnings increased from ($4,182,054) at December 31, 2004 to ($4,239,034) at September 30, 2005.

Index

The Trust has relied solely on the sale of Series A Convertible Preferred stock to pay its expenses in 2005. In addition, loans from affiliates are currently in the amount of $29,500. Cash flows provided by operations were $229 for the three months ended September 30, 2005 as compared to ($21,742) of Cash flows used in operations for the same period in 2004. This change was primarily due to a credit for Relief of Indebtedness on Disputed Claim resulting from settlement of the Madigan case. SEE PART II, OTHER INFORMATION, Item 1, Legal Proceedings. Cash used for operating activities in the nine month period ending September 30, 2005 was ($480) compared with Cash used in operating activities of ($75,436) during the nine month period ending September 30, 2004.

On June 13, 2004, the Board of Directors ratified the issuance of up to 1,500,000 shares of Series B Convertible Preferred Stock at a price of $10.00 per share (par value $.001) for an aggregate of $15,000,000. As of September 30, 2005, none of this Series B has been subscribed. The Preferred Stock does not entitle the holder thereof to voting rights, except as may be required by law. Each share of Preferred Stock is convertible: (i) at the option of the Holder into common stock of the Company (the "Common Stock") at the rate of 1.1 share of Common Stock for each share of Preferred Stock, and (ii) mandatorily converted into Common Stock on the earlier of (x) October 1, 2006 or (y) on a date on which a Registration Statement, which is filed with the Securities and Exchange Commission ("SEC"), would yield proceeds to the Company in excess of $5 million and is declared effective by the SEC. The Preferred Stock is subject to redemption by the Company at its option at any time commencing from the date of issue of the Preferred Stock at a price of $11.00 per share. If converted, it would have a dilutive impact on existing shareholders. The 10% Coupon (“interest”) will be paid on the Preferred Stock monthly in arrears on a cash basis commencing on date of funding, at a rate of 10% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. At the option of the Holder, the Company may pay the interest in whole or in part on a payment in kind, Preferred Stock, basis at any time. The first monthly interest payment will be made on October 1, 2004 and then monthly thereafter. Interest payments shall cease effective with the date of redemption by the Company or conversion into common stock, whether voluntary or mandatory conversion. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, before the holders of any of the common stock or other classes of Preferred Stock of the Corporation ranking junior thereto, but after the Series A Preferred Stock is paid in full, out of the remaining net assets of the Corporation, the amount each Holder invested in the Series B Preferred Stock. Series B is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150. There can be no assurance that the Company will be successful in raising any capital under this Series B private placement offering.

On August 23, 2005, the Board of Directors ratified the issuance of up to $500,000 in Promissory Notes (the “Notes”) as a bridge loan (the “Bridge Loan”). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder also receives warrants to purchase common stock of the Trust as follows: One Warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the Warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Trust shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the Warrants when and if the Trust becomes listed on a trading exchange.

The Trust engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the above securities. Dawson James Securities, Inc. will be compensated as follows: (i) Dawson James Securities, Inc. shall be paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Trust will pay Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Trust has engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Trust, which convert into common stock of the Trust at a ratio of ten shares of common stock for each share of preferred stock.

Index

As of October 31, 2005, the Trust raised $75,000 from Note holders pursuant to the above terms.

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

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by the report disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by REIT Americas, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure..

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Index

Item 2.   Changes in Securities or Unregistered Sale of Securities and Use of Proceeds.

206,000 shares of Series A Convertible Preferred Stock have been issued as a result of sales to investors as of September 30, 2005. Neither the Preferred Stock or the Common Stock underlying the Preferred Stock has been registered with the Securities and Exchange Commission. The transactions were not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. These offerings were completed without any general or public solicitation. In each case the offering was made to a very limited number of officers, directors and shareholders of the companies being acquired or to independent consultants or employees of the Company. The independent consultants, officers, directors and shareholders who participated in the private placements had strong knowledge and experience in business matters as well as pre-existing business relationships with the Company. The knowledge and experience of these individuals enabled them to evaluate the risks and merits of the investment. The securities issued in all of the foregoing transactions were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption from registration.

The $206,000 cash proceeds from the sale of the Series A Convertible Preferred Stock are being used for general corporate purposes and working capital.

The Trust has engaged the services of Dawson James Securities, Inc. on August 23, 2005 as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Trust, which convert into common stock of the Trust at a ratio of ten shares of common stock for each share of preferred stock.

Additionally, as of October 31, 2005 the Trust has issued $75,000 of Notes pursuant to a Bridge Loan offering (See Note 7, Capitalization) by which the Trust has also issued warrants to purchase 75,000 shares of common stock at $.10 per share. The Warrants have a term that expires on July 30, 2008.

Item 5.    Other Information

Pursuant to the recapitalization plan, investment opportunities are currently being negotiated with other parties. No investment opportunities have been closed as of September 30, 2005.

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

REIT AMERICAS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REIT AMERICAS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ F. Dale Markham

F. Dale Markham Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Mary D. Cozza

Mary D. Cozza Director, Treasurer and Chief Financial Officer (Principal Financial Officer)