Form 10KSB
period 2005-12-31
REIT AMERICAS, INC.
filed 2006-04-17
CIK 810836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                        Commission file number: 33-11863

                               REIT AMERICAS, INC.
                 (Name of small business issuer in its charter)

                MARYLAND                                        86-0576027
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 2960 N. SWAN RD., SUITE 300, TUCSON, AZ                          85712
(Address of principal executive offices)                        (Zip Code)

                                 (520) 326-2000
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

                                                  Name of each exchange
      Title of each class                          on which registered
--------------------------------------    --------------------------------------

           Securities registered under Section 12(g) of the Act: None

                                (Title of class)

        Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                                     [ ]

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ]     No [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [X]

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                   Yes [X]     No [ ]

        State issuer's revenues for its most recent fiscal year: $53,481.

        There is no established trading market for the issuer's common stock and the issuer did not seek an appraisal or other independent valuation of its securities. Therefore, the issuer cannot determine the aggregate market value of common equity held by non-affiliates.

        As of March 27, 2006, 1,197,600 shares of the issuer's common stock were outstanding.

                                              REIT AMERICAS, INC.
                                                  FORM 10-KSB

FORWARD-LOOKING STATEMENTS..................................................................................2

PART I......................................................................................................3
   ITEM 1.   DESCRIPTION OF BUSINESS........................................................................3
   ITEM 2.   DESCRIPTION OF PROPERTY.......................................................................15
   ITEM 3.   LEGAL PROCEEDINGS.............................................................................15
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................15

PART II....................................................................................................15
   ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
             ISSUER PURCHASES OF EQUITY SECURITIES.........................................................15
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................17
   ITEM 7.   FINANCIAL STATEMENTS..........................................................................21
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........31
   ITEM 8A.  CONTROLS AND PROCEDURES.......................................................................31
   ITEM 8B.  OTHER INFORMATION.............................................................................32

PART III...................................................................................................26
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT.............................................................32
   ITEM 10.  EXECUTIVE COMPENSATION........................................................................34
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS...................................................................35
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................36
   ITEM 13.  EXHIBITS......................................................................................36
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................38
   SIGNATURES..............................................................................................39
   EXHIBIT INDEX...........................................................................................40

                           FORWARD-LOOKING STATEMENTS

        Statements contained in this annual report on Form 10-KSB (the "Form 10-KSB") that are not purely historical are forward-looking statements of REIT Americas, Inc. (the "Company") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

        a) projects of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

        b) statements of strategic plans and objectives of the Company's management or board of directors;

        c)      statements regarding the Company's future economic performance;

        d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

        e) any statements using such words as "anticipate," expect," "may," "project," "intend" or similar expressions.

        These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company's control) or other assumptions that may affect the Company's ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to continue as a going concern; the validity of the shares of Series A Preferred Stock issued by the Company; the availability of financing on terms acceptable to the Company; the management's ability to implement the Company's business and growth strategy; and the management's ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures. For additional information regarding risks and uncertainties to which the Company is subject, see "Risk Factors" included in Part I, Item 1 "Description of Business" of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-KSB, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the "Company") is a Maryland corporation formed on February 6, 1987. The Company changed its name from Harbor American Healthcare Trust, Inc. to Healthcare Investors of America, Inc. effective December 27, 1996 and from Healthcare Investors of America, Inc. to REIT Americas, Inc. on June 25, 2004. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

        The Company's advisor is Harbor American Capital Group, an Arizona limited partnership ("HACG" or the "Advisor"). Heritage Advisory Corporation, an Arizona corporation ("Heritage" or the "Advisor"), is the general partner of HACG. The directors of the Company manage and control the affairs of the Company and have general responsibility and ultimate authority affecting the investments of the Company. The directors engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Company. The Advisor's duties include, but are not limited to, the following: reviewing and analyzing investments for the Company, performing due diligence, recommending investments and presenting them for the board's consideration. The Advisor also handles other day-to-day functions, such as corresponding with stockholders and maintaining the books and records of the Company and any other functions required to be done on behalf of the Company.

        From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described below, during the last four fiscal years, the Company did not engage in any significant business activities.

        On June 28, 2004, the Company entered into a letter of intent with Gorco Development Corp. ("Gorco") of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the letter of intent included the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project was to be built. As of March 27, 2005, this transaction was considered cancelled. Gorco canceled its purchase contract due to inability to meet time deadlines but was continuing to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Further, no assurance can be given that the Company will be successful in its efforts to recoup the $50,000 option deposit.

        The Company had a contract for advisory services with HACG. This contract expired effective December 31, 2003, but HACG continued offering day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG.

        Company management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders' investment in the Company. During 2005, and continuing in 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 6. "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties will increase stockholder value or provide dividends to stockholders.

        The investment objectives of the Company are as follows: (1) to provide quarterly or more frequent cash distributions to stockholders from operations,
(2) to provide long-term capital appreciation to stockholders, and (3) to preserve and protect the stockholders' original invested capital. When and if financial resources are available, the Company intends to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. To the extent funds are not fully invested in real properties or mortgage loans, the Company may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.

        The current and anticipated business of the Company is not seasonal. The results of operations of the Company will depend upon the availability of (i) capital to the Company, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Company, the Company will be competing for acceptable investments with other financial institutions, syndicators, REITS, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Company in the future) that may have similar objectives to those of the Company. Substantially all competitors currently have greater resources than the Company, its directors, Advisor and its affiliates. Further, certain of the directors of the Company and officers and directors of the general partner of the Advisor and its affiliates may engage for their own account, or on behalf of other entities, in the type of activities in which the Company intends to be engaged. Thus, the Company could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.

EMPLOYEES

        The Company, as of December 31, 2005, did not employ any persons. The business of the Company is managed by the Advisor pursuant to an at will oral agreement.

RISK FACTORS

        Unless the context indicates otherwise, all references to "we," "us," "our" in this subsection "Risk Factors" refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on the value of the securities issued by us. You should carefully consider all of the information contained in, or incorporated by reference into, this Form 10-KSB and, in particular, the risks described below before investing in our common stock or other securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

BECAUSE OF LOSSES INCURRED BY US TO DATE AND OUR GENERAL FINANCIAL CONDITION, WE RECEIVED A GOING CONCERN QUALIFICATION IN THE AUDITORS' REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004, RESPECTIVELY, THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS DURING THE NEXT 12 MONTHS.

        We had net losses of approximately $107,314 and $260,967 for the fiscal years ended December 31, 2005 and 2004, respectively, and generated revenues of $53,481 in 2005. We do not have any long-term source of revenue or investments in any income producing real estate. Our auditors included a going concern qualification in their report on our financial statements for the fiscal years ended December 31, 2005 and 2004, respectively. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

SERIES A PREFERRED STOCK ISSUED BY US MAY BE INVALIDLY ISSUED UNDER THE MARYLAND GENERAL CORPORATION LAW AND, AS A RESULT, OUR STOCKHOLDERS MAY HAVE RESCISSION RIGHTS UNDER FEDERAL AND/OR STATE SECURITIES LAWS.

        As of December 31, 2005, 206,000 shares of Series A Preferred Stock were issued. We may not have had the necessary authority to issue the shares of Series A Preferred Stock under the Maryland General Corporation Law. In addition, we may not have the necessary authority to issue the shares of common stock issuable upon conversion of the Series A Preferred Stock. We did not file an amendment to our amended and restated Articles of Incorporation with the Maryland State Department of Assessments and Taxation to include the authorized preferred stock and the description of the rights and preferences of Series A Preferred Stock prior to the issuance of the Series A Preferred Stock. As a result, shares of our Series A Preferred Stock may be invalid due to the lack of appropriate authority to issue such shares under the Maryland

General Corporation Law. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to under the Maryland General Corporation Law. However, holders of shares of Series A Preferred Stock may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," as such term is defined in Regulation D promulgated by the SEC under the Securities Act, may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock.

IF WE CONTINUE TO EXPERIENCE LIQUIDITY ISSUES AND ARE UNABLE TO GENERATE REVENUE, WE MAY BE UNABLE TO REPAY OUR NOTES WHEN DUE, AND MAY BE FORCED TO SEEK PROTECTION UNDER THE FEDERAL BANKRUPTCY LAWS.

        We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. At December 31, 2005, we had $75,000 of debt outstanding and we made our required interest payments on a timely basis. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to raise capital.

WE MAY BE UNABLE TO OBTAIN ADEQUATE ADDITIONAL FINANCING TO IMPLEMENT OUR BUSINESS PLAN OR REPAY OUR EXISTING DEBT OBLIGATIONS, WHICH WILL NEGATIVELY IMPACT OUR LIQUIDITY AND ABILITY TO CONTINUE OUR OPERATIONS.

        We have very limited financial resources. At December 31, 2005, we had cash and cash equivalents of $22,812 and $75,000 in outstanding notes which mature on the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2.0 million. We will need to obtain additional funding for our working capital needs, repayment of maturing notes and business development. We anticipate that we will need to raise at least $350,000 in fiscal 2006 to provide for these requirements. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations.

WE DEPEND ON THE SERVICES OF OUR ADVISOR TO IMPLEMENT OUR BUSINESS STRATEGY AND THE LOSS OF ITS SERVICES WILL HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

        The extensive experience and contacts of our Advisor within the real estate industry are a critical component of our business strategy. The growth of our operations is dependent upon the efforts and abilities of our Advisor to evaluate and pursue our business opportunities. Effective March 14, 2006, Heritage was appointed as the interim Advisor without a written agreement. As a result, this relationship may be terminated at will by the Advisor. The loss of the services of our Advisor, for any reason, could adversely affect our business.

OUR EXECUTIVE OFFICERS AND/OR DIRECTORS ENGAGE IN ACTIVITIES THAT MAY BE CONSIDERED TO BE COMPETING WITH OUR OPERATIONS, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

        Our executive officers and/or directors engage in outside activities for their own account, or on behalf of other entities, including activities competitive with our operations. This competition for investments with our executive officers and/or directors, or other entities affiliated with them, may have an adverse effect on our business and financial condition.

WE MAY BE UNABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES WHICH WILL HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We believe that our business strategy is substantially dependent upon our ability to attract, hire, retain and motivate qualified employees. We cannot assure you that we will be successful in hiring or retaining the services of qualified managerial, technical or administrative personnel necessary to support our business. We have no working capital to pay employees which significantly limits our ability to hire qualified employees. Our inability to hire and retain qualified employees will have an adverse effect on our financial condition and results of operations.

SINCE WE HAVE HAD LIMITED OPERATIONS, WE MAY BE CONSIDERED A SHELL COMPANY UNDER THE FEDERAL SECURITIES LAWS WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

        Under the federal securities laws, we can be considered a shell company because, at December 31, 2005, we had nominal operations and assets of $22,812 representing cash and cash equivalents. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to loose its shell company status and including information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10 or Form 10-SB, as applicable, under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS AND GROWTH STRATEGY WHICH WILL NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our growth strategy and ability to generate revenues is largely dependent upon our ability to: (i) find, and invest in, income producing commercial, industrial and residential real estate properties; (ii) negotiate with new or existing tenants of such properties; (iii) invest in high yield mortgages and (iv) obtain adequate financing on acceptable terms to fund our growth strategy. Although we had been actively pursuing certain investments in income producing real estate properties and high yield mortgage opportunities, no transaction was consummated in fiscal 2005. Our failure with respect to any or all of the foregoing factors could impair our ability to successfully implement our growth strategy, which will have an adverse effect on our financial condition and results of operations.

WE WILL ENCOUNTER INTENSE COMPETITION FROM SUBSTANTIALLY LARGER AND BETTER FINANCED COMPANIES WHICH MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO ACHIEVE PROFITABLE OPERATIONS.

        Our success depends upon our ability to penetrate the market for investing in income producing real estate properties and high yield mortgages. We will compete for acceptable investments with financial institutions, including insurance companies, pension funds and other institutions, real estate investment trusts and limited partnerships which have investment objectives similar to ours. Many of these competitors may have greater financial resources and more recognition in the market place than we have. It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share. Our future success will depend upon our ability to penetrate the market quickly and efficiently. Our ability to respond to the evolving demands of the marketplace will play a key role in our success. If we are unable to respond to, and compete, in these markets, it will have an adverse effect on our results of operations and financial condition and will negatively impact our ability to achieve profitable operations.

THERE MAY BE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, AND RESULTS FOR ANY QUARTER SHOULD NOT BE RELIED UPON AS BEING INDICATIVE OF OUR PERFORMANCE IN FUTURE QUARTERS.

Our quarterly operating results will fluctuate based on a number of factors, including, among others:

        a)      interest rate changes;

        b)      the volume and timing of our property acquisitions;

        c) the amount and timing of income generated by our real estate investments;

        d)      the recognitions of gains or losses on property sales;

        e)      the level of competition in our market; and

        f)      general economic conditions.

        As a result of these factors, our results for any quarter should not be relied upon as being indicative of our performance in future quarters.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES, WE MAY BE UNABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS AND COMPLY WITH THE REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS MAY LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURE REQUIRED UNDER THE EXCHANGE ACT, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND WE COULD BE SUBJECT TO REGULATORY SCRUTINY.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

RISK RELATED TO OUR FEDERAL INCOME TAXATION AS A REIT

IF WE DO NOT QUALIFY AS A REIT, WE WILL BE SUBJECT TO TAX AS A REGULAR CORPORATION AND FACE SUBSTANTIAL TAX LIABILITY.

        Qualification as a REIT involves the satisfaction of annual, and in some cases quarterly, tests related to the ownership of our common stock, the nature of our assets, the source of our income and the amount of distributions to our stockholders. Although we intended to qualify as a REIT, we may have failed to satisfy one or more of the REIT tests discussed above for tax years ending after December 31, 2000. If we fail or have failed to qualify as a REIT, then:

        a) we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

        b) we would also be subject to federal alternative minimum tax and, possibly, increased state and local taxes;

        c) any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

        d) unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and, thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

        If we fail or have failed to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT would impair our ability to raise capital, expand our business and make distributions to our stockholders and would adversely affect the value of our securities.

IF WE OTHERWISE QUALIFY AS A REIT AND CANNOT MEET OUR REIT DISTRIBUTION REQUIREMENTS, WE MAY HAVE TO BORROW FUNDS OR LIQUIDATE ASSETS TO MAINTAIN OUR REIT STATUS.

        REITs generally must distribute 95% of their taxable income annually. In the event that we qualify as a REIT and we do not have sufficient available cash to make these distributions, our ability to acquire additional properties may be limited. Also, for the purposes of determining taxable income, we may be required to include interest payments, rent and other items we have not yet received and exclude payments attributable to expenses that are deductible in a different taxable year. As a result, we could have taxable income in excess of cash available for distribution. In such event, we could be required to borrow funds or sell assets in order to make sufficient distributions and maintain our REIT status (to the extent that we otherwise qualify as a REIT).

WE MAY BE LIABLE FOR PROHIBITED TRANSACTION TAX AND/OR PENALTIES.

        A violation of the REIT provisions, even where it does not cause failure to qualify as a REIT, may result in the imposition of substantial taxes, such as the 100% tax that applies to net income from a prohibited transaction if we are determined to be a dealer in real property. Because the question of whether that type of violation occurs may depend on the facts and circumstances underlying a given transaction, these violations could inadvertently occur. To reduce the possibility of an inadvertent violation, we intend to rely on the advice of legal counsel in situations where we perceive REIT provisions to be inconclusive or ambiguous.

CHANGES IN THE TAX LAWS MAY ADVERSELY AFFECT OUR REIT STATUS.

        The discussions of the federal income tax considerations in these Risk Factors are based on current tax laws. Changes in the tax laws could result in tax treatment that differs materially and adversely from that described in this document.

RISKS RELATED TO INVESTMENT IN REAL ESTATE

OUR PROPERTIES ARE SUBJECT TO GENERAL REAL ESTATE OPERATING RISKS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are subject to the risks of investing in real property. In general, a downturn in the national or local economy, changes in zoning or tax laws or the lack of availability of financing could adversely affect occupancy or rental rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased rents. If operating expenses increase, the local rental market for properties similar to the ones, in which we intend to invest may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurs, such circumstances may adversely affect our financial condition and results of operations.

REAL ESTATE INVESTMENTS ARE RELATIVELY ILLIQUID, AND OUR INABILITY TO SELL PROPERTIES DURING A LONG PERIOD OF TIME MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Real estate investments are relatively illiquid. Illiquidity limits our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, federal income tax provisions applicable to REITs may limit our ability to sell properties, which may adversely affect our financial condition and results of operations.

WE MAY CONSTRUCT IMPROVEMENTS, THE COST OF WHICH MAY NOT BE RECOVERABLE, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We may on occasion acquire properties and construct improvements or acquire properties under contract for development. Investment in properties to be developed or constructed is more risky than investments in fully developed and constructed properties with operating histories. In connection with the acquisition of these properties, we may advance, on an unsecured basis, a portion of the purchase price in the form of cash, a conditional letter of credit and/or a promissory note. We will be dependent upon the seller or lessee of the property under construction to fulfill its obligations, including the return of advances and the completion of construction. This party's ability to carry out its obligations may be affected by financial and other conditions which are beyond our control.

        If we acquire construction properties, the general contractors and the subcontractors may not be able to control the construction costs or build in conformity with plans, specifications and timetables. The failure of a contractor to perform may necessitate our commencing legal action to rescind the construction contract, to compel performance or to rescind our purchase contract. These legal actions may result in increased costs to us. Performance may also be affected or delayed by conditions beyond the contractor's control, such as building restrictions, clearances and environmental impact studies imposed or caused by governmental bodies, labor strikes, adverse weather, unavailability of materials or skilled labor and by financial insolvency of the general contractor or any subcontractors prior to completion of construction. These factors can result in increased project costs and corresponding depletion of our working capital and reserves and in the loss of permanent mortgage loan commitments relied upon as a primary source for repayment of construction costs.

        We may make periodic progress payments to the general contractors of properties prior to construction completion. By making these payments, we may incur substantial additional risks; including the possibility that the developer or contractor receiving these payments may not fully perform the construction obligations in accordance with the terms of his agreement with us and that we may be unable to enforce the contract or to recover the progress payments.

WE MAY INVEST IN JOINT VENTURES, WHICH MAY LIMIT OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS.

        Investments in joint ventures may involve risks which may not otherwise be present in our direct investments such as:

        a)      the potential inability of our joint venture partner to perform;

        b) the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to ours;

        c) the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and

        d) the joint venturers may not be able to agree on matters relating to the property they jointly own. Although each joint owner will have a right of first refusal to purchase the other owner's interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

        We also may participate with other investors, possibly including investment programs or other entities affiliated with our management, in investments as tenants-in-common or in some other joint venture arrangement. The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an irresolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.

OUR PROPERTIES MAY BE SUBJECT TO ENVIRONMENTAL LIABILITIES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

        Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien in favor of the government on the contaminated site for damages and costs the government incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

        All of our properties will be acquired subject to a satisfactory environmental site evaluation conducted in accordance with applicable federal regulations and/or applicable professional standards (commonly referred to as a Phase I environmental site assessment), which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; and/or satisfactory Phase II environmental site assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our board may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that an environmental condition exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all legally required remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.

AN UNINSURED LOSS OR A LOSS IN EXCESS OF OUR INSURED LIMITS COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Certain types of losses, such as from terrorist attacks, may be either uninsurable, or coverage may be too difficult to obtain or too expensive to justify insuring against such types of losses. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Therefore, if we, as a landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, and the value of our assets may decrease significantly. In addition, in such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could have an adverse impact on our financial condition and results of operation.

OUR PROPERTIES MAY NOT BE PROFITABLE, MAY NOT RESULT IN DISTRIBUTIONS AND/OR MAY DEPRECIATE, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

        While we will attempt to buy leased, income-producing properties at a price at or below the appraised value of such properties, properties acquired by us:

        a)      may not operate at a profit;

        b)      may not perform to our expectations;

        c)      may not appreciate in value;

        d)      may depreciate in value;

        e)      may not ever be sold at a profit; and

        f)      may result in the loss of a portion of our investment.

        The marketability and value of any properties will depend upon many factors beyond our control. A ready market for our properties may not exist or develop. If any of the foregoing circumstances occur, it may have an adverse impact on our financial condition and results of operation.

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACES, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Our property leases might not be renewed, the space might not be relet or the terms of renewal or reletting may be less favorable than current lease terms, which could have an adverse effect on our financial condition and results of operations.

THE INABILITY OF A TENANT TO MAKE LEASE PAYMENTS COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our business depends on the tenants' ability to pay their obligations to us with respect to our real estate leases. The ability of our tenants to pay their obligations in a timely manner will depend on a number of factors, including the successful operation of their businesses or their employment conditions. Various factors, many of which are beyond the control of any business, may adversely affect the economic viability of our tenants, including but not limited to:

        a) national, regional and local economic conditions (which may be adversely affected by industry slowdowns, employer relocations, prevailing employment conditions and other factors), which may reduce consumer demand for the products offered by our tenants;

        b)      local real estate conditions; and

        c)      changes or weaknesses in specific industry segments.

        If as a result of any of these conditions, our tenants are unable to make lease payments, it could have an adverse effect on our financial condition and results of operations.

RISK RELATED TO INVESTMENT IN OUR SECURITIES

OUR SECURITIES DO NOT TRADE ON ANY PUBLIC MARKET, AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP.

        There is currently no established trading market for our common stock or other securities. An investment in our securities should be regarded as illiquid and highly speculative, and it is suitable only for persons who are able to hold their investment in us indefinitely.

DISTRIBUTION PAYMENTS IN RESPECT OF OUR COMMON STOCK ARE SUBORDINATE TO PAYMENTS ON OUR DEBT.

        Distributions to our stockholders are subordinate to the payment of our current debts and obligations. Since we have insufficient funds to pay our debts and obligations, distributions to stockholders are suspended pending the payment of such debts and obligations.

ISSUANCE OF SHARES OF OUR COMMON STOCK UPON THE EXERCISE OR CONVERSION OF DERIVATIVE SECURITIES MAY CAUSE SIGNIFICANT DILUTION OF EQUITY INTERESTS OF EXISTING HOLDERS OF COMMON STOCK, REDUCE THE PROPORTIONATE VOTING POWER OF EXISTING HOLDERS OF COMMON STOCK AND REDUCE THE VALUE OF OUR COMMON STOCK.

        As of March 27, 2006, 1,197,600 shares of our common stock were issued and outstanding. We have reserved approximately an additional 525,000 shares of common stock for issuance in connection with previously issued securities, which are exercisable or convertible into common stock, including warrants. Should existing holders of warrants or other securities exercisable or convertible into shares of our common stock exercise or convert such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock or other securities.

DESCRIPTION OF PROPERTY

        There is no property presently owned or leased by the Company. The Company uses the Advisor's office as its premises.

LEGAL PROCEEDINGS

        On March 11, 1998, John W. Madagan, Sr., d/b/a Sundance Realty Advisors filed an action in the Commonwealth of Massachusetts District Court Department, Pittsfield Division entitled John W. Madagan, Sr., d/b/a Sundance Realty Advisors v. Lenox Healthcare, Inc. and Healthcare Investors of America, Inc. in Civil Action No. 9827-CV-0199. The plaintiff was seeking a broker commission in the amount of $50,000 arising from an introduction between the Company and Lenox relative to discussions to recapitalize the Company. No recapitalization occurred. Effective June 9, 2005, this action was settled and dismissed of record. Pursuant to the settlement agreement, dated May 18, 2005, the Company paid the sum of $3,000 to the plaintiff.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders in 2005.

                                    PART II

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION

        The Company common stock is not listed or traded on any public exchange market. As a result, holders of common stock should expect to find it more difficult to dispose of, or to obtain information on the price of the common stock.

        The transfer agent for the common stock of the Company, as of March 27, 2006, was Computershare Trust, Inc., P.O. Box 1596, Denver, Colorado 80201.

HOLDERS

        As of March 27, 2006, there were 1,197,600 shares of common stock outstanding, which were owned by approximately 396 holders of record, and there were 206,000 shares of Series A Preferred Stock outstanding, which were owned by ten stockholders of record. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."

DIVIDENDS

        The Company declared a dividend on the common stock in the amount of $1.25 per share on August 21, 2001 to stockholders of record on August 14, 2001. No dividends were paid in 2002, 2003, 2004 and 2005. Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 95% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. Assuming that the Company qualifies as a REIT, the Company intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Company anticipates that such cash distributions will aggregate annually at least 95% of its REIT taxable income.

EQUITY COMPENSATION PLAN INFORMATION

        The Company does not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

        On August 23, 2005, the board of directors ratified the issuance of promissory notes (the "Notes") to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan (the "Bridge Loan"). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or
(ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company's common stock. The Company offered and sold the Notes and warrants to purchase shares of the Company's common stock in the foregoing private placement to "accredited investors" without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

        Dawson James Securities, Inc. was granted warrants to purchase one share of common stock of the Company for each $1.00 of principal under the Notes, with an exercise price of $.10 per share as partial consideration for its services pursuant to the placement agent agreement between the Company and Dawson James Securities, Inc. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

OVERVIEW AND PLAN OF OPERATIONS The Company plans to engage in the business of investing in and leasing of commercial and residential real estate on a national and international basis. When and if financial resources are available, the Company intends to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. To the extent funds are not fully invested in real properties or mortgage loans, the Company may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies. The ability of the Company to undertake such investments is dependent upon the availability of capital. No assurance can be given that adequate capital will become available to meet these objectives.

        The investment objectives of the Company's business plan are: (1) to provide quarterly or more frequent cash distributions to stockholders from operations, (2) to provide long-term capital appreciation to stockholders, and
(3) to preserve and protect the stockholders' original invested capital.

        The ability of the Company to obtain adequate capital is questionable and without achieving a source of financing the ability of the Company to continue as a going concern is a substantial risk as the Company has no ability to earn income unless it achieves financing for purposes of investing in real estate activities.

        We will need to obtain additional funding for our working capital needs, repayment of maturing notes and business development. We anticipate that we will need to raise at least $350,000 in fiscal 2006 to provide for these requirements. We can sustain operations at our current level of funding for until 9/30/2006, when the bridge loans come due. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. If we obtain the necessary financing, the terms of such funding may be dilutive to existing stockholders.

LIQUIDITY AND CAPITAL RESOURCES

        Cash was $22,812 at December 31, 2005 compared with $2,271 at December 31, 2004. Cash flows used for operations were $131,459 in 2005 and $130,967 in 2004. These were primarily the result of due diligence and legal costs incurred. Subscriptions to the Series A Preferred Stock and the Bridge Notes were the primary source of working capital as efforts to recapitalize the Company were considered. At 12/31/05, only $75,000 was raised in the bridge notes. Accumulated Distributions in excess of net earnings increased from ($4,182,054) at December 31, 2004 to ($4,363,035) at December 31, 2005.

SERIES A PREFERRED STOCK

        In the period between October, 2003, and December, 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors. Prior to the issuance of these shares, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Preferred Stock with a 10% coupon and containing the following general terms: (1) Coupon payments to be paid in kind with additional shares of common stock at the time of conversion or redemption. (2) Par value to be $0.01 per share. (3) Minimum investment: $10,000 and maximum investment $250,000 at a price of $1.00 per share. (4) Non-Voting (except as required by law). (5) Convertible (i) at the option of the Holder into common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock, and (ii) mandatorily converted into common stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion. (6) Subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2004, the Company had received subscriptions, which it accepted, in the amount of $206,000. All proceeds of the offering have been used for working capital of the Company. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."

BRIDGE LOAN PROMISSORY NOTES

        On August 23, 2005, the board of directors ratified the issuance of promissory notes (the "Notes") to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan (the "Bridge Loan"). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or
(ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company's common stock.

STRATEGIC PLAN

        Management's plans include developing new business through recapitalization efforts. Negotiations are currently under way to seek new capital and invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties will increase stockholder value or provide dividends to stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Due to the current financial status of the Company and lack of operations, there are no critical accounting policies or estimates that require disclosure.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

        In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the "similar productive assets exception", which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

SUBSEQUENT EVENTS

        On February 21, 2006, the Company received the sum of $200,000 from a private investor pursuant to a private placement of the Notes described above.

        On or about March 22, 2006, the Company paid the sum of $25,405.52, inclusive of all principal and accrued interest, to a prior investor under the
Note issued by the Company on October 21, 2005.

        On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered but did record the Shares on its internal books to the assignees of MCCA. The Company has terminated the letter of intent and has requested the assignees of MCCA to execute a termination and release agreement so the Company can cancel the 800,000 shares on the books and records of the Transfer Agent. The Company has received termination and release agreements for 340,000 shares as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

ITEM 7.    FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.), (the "Company"), as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 7, management has become aware that the Series A Preferred Stock may have been issued without the necessary authority under Maryland General Corporation Law and without the necessary authority to issues the shares of common issuable upon conversion. No reclassification adjustment has been made to the financial statements as the outcome is not currently determinable. The effects could range from no adjustment to reclassification of the entire amount from equity to liabilities.

In our opinion, except for the effects if any, resulting from resolution of the above matter, the financial statements referred to above present fairly, in all material respects, the financial position of REIT Americas, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include adjustments that may result from the ultimate resolution of these matters.

/s/  S.E. Clark & Company, P.C.

S.E. Clark & Company, P.C.
Tucson, Arizona

March 27, 2006

                                                 REIT AMERICAS, INC.

                                                    BALANCE SHEETS

                                           As of December 31, 2005 and 2004


                                                                                  2005                     2004
                                                                           -------------------      -------------------
ASSETS:

Cash and cash equivalents                                                             $22,812                   $2,271
Prepaid expenses                                                                       58,333                        -
                                                                           -------------------      -------------------

              TOTAL ASSETS                                                            $81,145                   $2,271
                                                                           ===================      ===================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Accounts payable and accrued expenses                                                $430,381                 $295,526
Disputed claims                                                                             -                   50,000
Notes payable                                                                          75,000                        -
                                                                           -------------------      -------------------

              TOTAL LIABILITIES                                                       505,381                  345,526
                                                                           -------------------      -------------------

Commitments and Contingencies                                                               -                        -

STOCKHOLDERS' EQUITY (DEFICIENCY):

Convertible preferred stock, Series A,
   $.01 par value, 250,000 shares authorized,

   306,000 shares subscribed and paid - See Note 7                                      3,060                    2,060
Common stock, $.01 par value;  10,000,000
   shares authorized, 1,197,600 shares issued                                          11,976                   11,976
   and outstanding
Paid in capital                                                                     3,923,763                3,824,763
Distributions in excess of net earnings                                            (4,363,035)              (4,182,054)
                                                                           -------------------      -------------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (424,236)                (343,255)
                                                                           -------------------      -------------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIENCY)                                                     $81,145                   $2,271
                                                                           ===================      ===================


                      The accompanying notes are an integral part of these financial statements.

                                                          22


                                                 REIT AMERICAS, INC.

                         STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

                                    For the Years Ended December 31, 2005 and 2004

                                                                               2005                  2004
                                                                           ----------------      ----------------
REVENUES:                                                                   $            -        $            -
                                                                           ----------------      ----------------

              TOTAL REVENUES                                                             -                     -
                                                                           ----------------      ----------------

EXPENSES:

Interest expense                                                                     1,350                    99
Advisor and directors fees and expenses                                             82,500                97,517
Other operating expenses                                                           118,612               113,351
                                                                           ----------------      ----------------

              TOTAL EXPENSES                                                       202,462               210,967
                                                                           ----------------      ----------------

LOSS FROM OPERATIONS                                                              (202,462)             (210,967)

OTHER INCOME (EXPENSE):
Loss on expired option                                                                   -               (50,000)
Contingently issuable common shares on conversion                                  (32,000)
Other income - primarily gain on debt extinguishment                                53,481                     -
                                                                           ----------------      ----------------

NET INCOME (LOSS)                                                           $     (180,981)       $     (260,967)
                                                                           ================      ================

NET INCOME (LOSS) PER SHARE                                                        $ (0.15)       $        (0.22)
                                                                           ================      ================

WEIGHTED AVERAGE SHARES OUTSTANDING                                              1,197,600             1,197,600
                                                                           ================      ================

Distributions in excess of net earnings - beginning of period               $   (4,182,054)       $   (3,921,087)

Net income (loss)                                                                 (180,981)             (260,967)

Distributions during the period                                                          -                     -
                                                                           ----------------      ----------------

Distributions in excess of net earnings - end of period                     $   (4,363,035)       $   (4,182,054)
                                                                           ================      ================


                      The accompanying notes are an integral part of these financial statements.

                                                          23

                                                REIT AMERICAS, INC.

                                             STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2005 and 2004

                                                                                 2005                 2004
                                                                           ----------------      ----------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                                           $     (180,981)       $     (260,967)

Adjustment to reconcile net loss to net cash:
          Consulting fees paid with Preferred A                                     41,667
          Obligation for contingently issuable shares                               32,000
          Other income                                                             (50,000)                    -
          Interest payable                                                           1,350                     -
          Accounts payable and accrued expenses                                     24,504               130,000
                                                                           ----------------      ----------------

Net cash used for operating activities                                            (131,460)             (130,967)
                                                                           ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances on short-term borrowings                                                   75,000                     -
Advances from advisor                                                               27,000                     -
Settlement of disputed claims                                                       50,000                     -
Proceeds from issuance of Series A convertible preferred stock                           -               131,000
                                                                           ----------------      ----------------

Net cash provided by financing activities                                          152,000               131,000
                                                                           ----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           20,540                    33

CASH AND CASH EQUIVALENTS - Beginning of year                                        2,271                 2,237
                                                                           ----------------      ----------------

CASH AND CASH EQUIVALENTS - End of year                                     $       22,812        $        2,271
                                                                           ================      ================



                    The accompanying notes are an integral part of these financial statements.

                                                        24


                                                    REIT AMERICAS, INC.

                                        CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                           YEARS ENDED DECEMBER 31, 2005 AND 2004


                                     CONVERTIBLE PREFERRED
                                            SERIES A                 COMMON STOCK
                                     ---------------------------------------------------      PAID IN            EXCESS
                                       SHARES       AT PAR       SHARES        AT PAR         CAPITAL         DISTRIBUTION
                                       ------       ------       ------        ------         -------         ------------
Balances at December 31, 2003          75,000       $  750      1,197,600     $11,976        $3,695,073       $(3,921,087)


Preferred Stock Issued for Cash       131,000        1,310                                      129,690

Net Loss                                                                                                         (260,967)
                                      -------       ------      ---------     --------       ----------          ---------

Balances at December 31, 2004         206,000        2,060      1,197,600       11,976        3,824,763         (4,182,054)
                                      -------       ------      ---------     --------       ----------         ----------

Preferred Stock Issued for
Services                              100,000        1,000                                       99,000

Net Loss                                                                                                          (180,981)
                                      -------       ------      ---------     --------       ----------          ---------

Balances at December 31, 2005         306,000       $3,060      1,197,600      $11,976       $3,923,763       $ (4,363,035)
                                      =======       ======      =========     ========       ==========        ===========



                         The accompanying notes are an integral part of these financial statements.

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1: ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

        REIT Americas, Inc. (the "Company") is a Maryland corporation formed on February 6, 1987. The stockholders approved the name change from Healthcare Investors of America, Inc. on May 15, 2004, and it was filed with the State of Maryland effective June 25, 2004. Prior to December 27, 1996 it was known as Harbor American Healthcare Trust, Inc. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

        The affairs of the Company are managed by its advisor, Harbor American Capital Group (the "Advisor" or "HACG") effective March 1, 1998. On February 22, 2003, Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"), agreed to purchase HACG but since Aries did not pay as provided by the terms of the purchase agreement, the sale was canceled and HACG continues to be administered by its General Partner, Heritage Advisory Corporation ("Heritage"). The current contract with the Advisor expired by its terms on December 31, 2003. The Advisor has continued on a day to day basis pending renewal or termination of its contract.

        From 1987 to 2001 the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. On February 22, 2003, Company stockholders voted to go forward with a recapitalizing plan. As a part of this recapitalizing plan, a change of control of the Company occurred and the Company issued an additional 800,000 shares of common stock to Aries. This 800,000 shares have since been distributed in such a way that no stockholder owns more than 9.99% of the total shares outstanding. Company management will invest primarily in income producing real estate in an effort to provide dividends and increase the value of the stockholders' investment in the Company. Since the Company currently has no available funds for such investments, its ability to undertake such investments will be dependent upon the availability of capital to the Company, and there can be no assurance that the Company will be able to find capital to grow and operate its business. See
Item 6 "Management's Discussion and Analysis or Plan of Operation."

        The historical financial statements presented are prepared under the assumption that the Company is qualified as a real estate investment Company ("REIT") and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 95% of the Company's real estate investment Company taxable income and the Company meets certain other conditions). In the event the Company does not qualify as a REIT, the Company would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Company would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

        There are specific requirements under the Internal Revenue Code which must be met in order to be qualified as a REIT, such as organizational, income source, income distribution and other requirements. Potentially significant monetary penalties, primarily keyed to taxable income, may be imposed on a REIT that fails to meet all relevant requirements. To date, no challenge to the REIT status or claim for assessment of penalties has been made by any taxing authority. In the event of such challenge or assessment management asserts that it would vigorously defend the Company's qualification and compliance.

        The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had only one asset, cash in the amount of $22,812. See "Note 3 to the Financial Statements" and Item 6, "Management's Discussion and Analysis of Plan of Operation." Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (1) Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

        (2) Buildings and Improvements - Although no buildings or improvements are currently owned, when they are owned, depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years. The Company periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value. Depreciation is suspended while a facility is vacant.

        (3) Loan Costs - Loan costs are typically deferred and amortized using the straight-line method over the term of the related borrowing.

        (4) Revenue Recognition - Rental income from operating leases is recognized as earned over the life of any lease agreements.

        (5) Income Taxes - As of December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $3,300,000 which will expire beginning in 2013. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

        (6) Fair Value of Financial Instruments - The carrying values of any financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

        (7) Use of Estimates - Management has made certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.
S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing our financial statements are reasonable and prudent. Actual results could differ from those estimates.

        The value assigned to stock issued to non-employees is determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management is amortizing and expensing the contract cost over the 12 month period of the contract. In the event capital is raised as a result of their efforts, the unamortized balance will be reclassified to Other Paid In Capital as a cost of raising capital.

        (8) Earnings (loss) per Share - Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. The 800,000 shares of common stock issued in the recapitalization were deemed issued as of February 22, 2003. The potential conversion of preferred shares to common has been excluded from determination since the result would have an anti-dilutive effect.

NOTE 3: OPTION DEPOSIT IMPAIRMENT

        On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. ("Gorco") of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 of the Securities and Exchange Act of 1934, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent included the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project was to be built. As of March 27, 2006, this transaction was considered canceled. Gorco has canceled its purchase contract due to inability to meet time deadlines but may be able to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Accordingly, Management has recognized an impairment loss equal to the full value of this asset.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At December 31, the balance consisted of the following:

                                                           2005         2004
                                                           ----         ----

        Accounts payable to third parties               $ 115,963    $ 126,358

        Accrued director and advisor fees                 226,413      157,164

        Obligation for contingently issuable shares        32,000            -

        Cash advances from affiliates                      54,000       10,000
                                                        ---------    ---------

        Total                                           $ 430,381    $ 295,526
                                                        =========    =========

NOTE 5: DISPUTED CLAIMS

        Management of the predecessor Advisor entered into certain transactions related to the potential debt refinancing and/or sale of properties. The Company has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Company, but of former management or other third parties. In connection with one of these disputes, the Company was named a codefendant with the predecessor Advisor, for payment of fees totaling approximately $50,000 which related to establishing the advisory relationship with the predecessor Advisor. The advisory relationship was terminated by the Company for nonperformance of management of the predecessor Advisor. This action was settled and dismissed effective June 9, 2005.

        Prior to 2005, the Company received legal billings of approximately of $99,000 from two law firms, which Management believes may be related to due diligence on transactions that may have been recommended by the Advisor as Company acquisitions. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 6: NOTES PAYABLE

        On August 23, 2005, the board of directors ratified the issuance of promissory notes (the "Notes") to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan (the "Bridge Loan"). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or
(ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company's common stock.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

        As previously disclosed, management became aware that a party to one of the previously pursued transactions may have entered into a transaction with another public company, leading them to believe they had rights to certain contemplated, but unissued securities of REIT Americas, Inc. As publicly reported subsequently, the CEO and CFO of that company have resigned, the auditor of that company has been dismissed, and the SEC is conducting an investigation of that company. While the Company management believes that the officers and management of REIT Americas, Inc. will not become a subject of the investigation, it can give no assurance that certain formerly affiliated persons will not be investigated and implicated. Additionally, management has attempted to determine the extent to which such formerly affiliated persons are able to affect the decision making of the stockholders and directors. While management believes that such influence has been marginalized, it can give no assurance that such attempts will not be made through the proxy solicitation process.

        Management unequivocally disavows any involvement with this unauthorized transaction. Acting under the advise of counsel, the Company management investigated its responsibilities under securities laws to report their findings as well as its legal remedies against parties who may have disseminated what the Company management believes to have been false information.

        On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than

$41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on its internal books to the assignees of MCCA. The Company has terminated the letter of intent and has requested the assignees of MCCA to execute a termination and release agreement so the Company can cancel the 800,000 shares on the books and records of the Transfer Agent. The Company has received termination and release agreements for 340,000 shares, as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

        Management has also become aware that the 206,000 shares of the Series A Preferred Stock issued as of December 31, 2005 may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. As a result, the shares of Series A Preferred Stock may be invalid. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to but may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock. Management is attempting to resolve this matter and determine its effect on the financial statements, if any. No adjustment has been made to the financial statements as the effect is currently undeterminable. The effects could range from no adjustment to reclassification of the $206,000 from equity to liabilities. Currently undeterminable litigation costs could also be incurred.

NOTE 8: CAPITALIZATION

        As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

        On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of December 31, 2005, $206,000 of this Series A had been subscribed. Series A is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing stockholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. The Series A includes 10% interest ("Coupon") payable in kind with additional shares of common stock at the time of conversion. Series A has liquidating preference to the common shares and requires majority consent to authorize issuance of other common or preferred shares. Series A is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

        In addition to the 2,060,000 common shares issuable on conversion as of October 1, 2005, approximately 323,000 additional common shares were issuable in satisfaction of the approximately $32,000 10% coupon obligation related to the Series A Preferred Shares.

        As notes above, the Dawson James agreement was also payable with 100,000 Series A Preferred Shares. Management believes it is more likely than not that the contract obligation will be satisfied with 1,000,000 common shares in lieu of the Series A Preferred as if the Series A were converted.

        Management is actively pursuing investment opportunities for the Company. These opportunities may involve the issuance of debt or equity instruments, some of which may be extremely dilutive to current stockholders, but are viewed by management as being critical to the survival of the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

        Effective March 1, 1998, the Company entered into an Advisory Agreement with Harbor American Capital Group, an Arizona limited partnership, to provide various services to the Company in exchange for: advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company, as defined. The Company paid advisory fees of $7,500 and accrued fees of $22,500 to the Advisor during the fiscal year ended December 31, 2005.

        Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees in 2005. The Advisory Agreement expired by its terms on December 31, 2003 and has continued subject to renewal at will of the Company management.

NOTE 8: SUBSEQUENT EVENTS

        On February 21, 2006, the Company received the sum of $200,000 from a private investor pursuant to a private placement of the Notes described in Note 6 above.

        On March 14, 2006, Heritage Advisory Corporation was appointed as an interim advisor.

        On or about March 22, 2006, the Company paid the sum of $25,406, inclusive of all principal and accrued interest, to a prior investor under the
Note issued by the Company on October 21, 2005.

        As of April 12, 2006, the Company has received termination and release agreements for 340,000 shares of common stock reserved for MCCA and its assignees. The Company has received termination and release agreements from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

        The Company's principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the quarter ended December 31, 2005, the Company did not timely file a Current Report on Form 8-K related to the Company's issuance of the Notes in the aggregate principal amount of $75,000 on October 21, 2005.

        The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

ITEM 8B. OTHER INFORMATION

        On October 21, 2005, the Company entered into agreements with, and issued Notes to, Atlantis Capital, Inc. and Alan Fishbone, in the principal amount of $50,000 and $25,000, respectively. See "Management's Discussion and Analysis or Plan of Operation" for a discussion of the material terms of this transaction.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS OF THE COMPANY

        The directors of the Company are responsible for the management and control of the affairs of the Company but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Company. The Advisor also serves as a consultant in connection with the investment policy decisions made by the directors and supervises, subject to direction of the directors, and performs the day-to-day operations of the Company. The By-laws of the Company provide that a majority of the Company's directors must be unaffiliated with the Advisor and its affiliates ("Unaffiliated Directors"). The remaining directors may be affiliates of the Company ("Affiliated Directors"). The By-laws were amended on February 22, 2003 to provide that the Company should have seven directors and four new directors were elected as of February 22, 2003. On March 14, 2006 Jane Nelson and Michael Schmidt were elected to serve as directors of the Company, effective May 1, 2006.

        Information with respect to the directors and principal officers of the Company and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, is as follows:


Name                   Age     Position Presently Held                       Director Form
----                   ---     -----------------------                       -------------
F. Dale Markham         76     Chairman, President and                       1987 to Present
                                 Chief Executive Officer

Mary D. Cozza           46     Director, Chief Financial Officer,            February 22,2003 to
                                 Secretary and Treasurer                     Present

Grady P. Hunter         72     Director and Vice President                   1987 to Present

James C. Marshall       61     Director                                      August 23, 2005 to
                                                                             Present

        Joel H. Woldorf resigned as a director effective August 28, 2005. James
B. Kylstad resigned as a Director effective April 8, 2005.

        F. DALE MARKHAM has served as Chairman since April 8, 2005. He has served as President of the Company since March 3, 1998 and as President and Chief Executive Officer since May 15, 2004. He previously served as Chairman of the Board and Chief Financial Officer from March 3, 1998 to March 14, 2003 and has been a Director of the Company since its inception in 1987. From 1991 until his retirement effective December 31, 1994, he was a mortgage banking consultant and founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1990, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the current Advisor and a Sponsor of the Company. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm from 1974 to 1982.

        MARY D. COZZA was elected as a director on February 22, 2003, and served as Secretary of the Company from March 14, 2003 to May 15, 2004 and was elected Treasurer and Chief Financial Officer on May 15, 2004. She has been a Partner and Vice President of GreatCall, Inc., San Diego, California, a spinoff of Dyna LLC, also of San Diego, California, from 2000 to the present. GreatCall provides handset and service solutions to cell phone users. From 1997-2000, she was employed with Qualcomm, Inc. She was Director of Customer and Product Support Operations from March, 1998 to February, 2000 and Senior Manager of Business Development from August, 1997 to March 1998. From 1994-1997, she served as President and General Manager of PdMA Corporation, a manufacturer of computer based motor circuit analyzers.

        GRADY P. HUNTER has served as a director of the Company since its formation in 1987 and as Vice President since March 14, 2003. Mr. Hunter has been retired since 1999. He was the Executive Vice President and Chief Operating Officer of RSI, Inc. and similarly of RSI Properties, Inc. both headquartered in Cranberry Township, PA, from October, 1995 through June, 1999. RSI, Inc. and RSI Properties, Inc. were engaged in a national effort to develop and operate programs and facilities serving frail, chronically impaired elderly in an assisted living setting. Mr. Hunter was Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania ("LAS") from April 1991 to 1995. LAS is an owner and operator of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania. From January, 1988 until April, 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long term care and assisted living facilities for the frail elderly.

        JAMES C. MARSHALL was elected as a director on August 23, 2005. Mr. Marshall has been President of James C. Marshall, P.C. since 1985. He is a certified public accountant in the state of Arizona and has held licensure certificates from Michigan, California, Illinois and Florida. He is a member of the AICPA, and performs audits, consulting and tax services for clients. He was the founder and chief executive officer of Residential Resources Mortgage Investments Corporation (RRR-AMEX), a mortgage based REIT. Prior to 1985, he was affiliated with Kenneth Leventhal & Company and also with Coopers & Lybrand. Mr. Marshall is also a Director of Fidelis Energy, Inc., a reporting company in the oil and gas industry.

OFFICERS AND DIRECTORS OF THE ADVISOR

        The Company had a contract for advisory services with HACG. This contract expired effective December 31, 2003 but HACG continued to provide day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company engaged Heritage as its interim Advisor. The general partner of HACG is Heritage which is 100% owned by James R. Sellers.

        James R. Sellers, 72, is the Senor Vice President of GMAC Commercial Mortgage Corporation in the Tucson, Arizona, branch office. As president of Heritage Advisory Corporation, Mr. Sellers has served as the principal officer of the General Partner of the Advisory company since its inception in 1987.

AUDIT COMMITTEE

        The Company does not have a separately designated audit committee. The entire board of directors is acting as the Company's audit committee. The Company continues to evaluate the designation of an audit committee financial expert but has not yet designated such audit committee financial expert.

CODE OF ETHICS

        The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently evaluating the adoption of such code of ethics and will be adopting one in the near future.

ITEM 10. EXECUTIVE COMPENSATION

        No executive officer of the Company, including the Chief Executive Officer, earned, was awarded or paid compensation in the fiscal years ending December 31, 2005, 2004 and 2003, respectively.

        The Company paid or accrued annual directors' fees of $11,000 to Messrs. Markham, Hunter and Marshall and to Ms. Cozza in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of March 27, 2006 the number and percentage of outstanding shares of common stock beneficially owned by each person known by the Company to own beneficially more than five percent (5%) of the Company's outstanding shares of common stock, by each director of the Company, by the Chief Executive Officer and by all directors and executive officers of the Company as a group.

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL
         NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 OWNERSHIP         PERCENT OF CLASS
----------------------------------------------------------     ---------------     ------------------
DIRECTORS AND CHIEF EXECUTIVE OFFICER

F. Dale Markham.......................................              6,500                       *
Chairman, President and
Chief Executive Officer

Mary D. Cozza(2)......................................             119,699                   9.9949%
Director, Chief Financial Officer,
Secretary and Treasurer

Grady P. Hunter.......................................              7,500                       *
Director and Vice President

James C. Marshall.....................................                -                         *
Director


All directors and executive officers as a group
(4 persons)...........................................             133,699                  (11.1639)

5% OR GREATER HOLDERS

Sheila P. Dunning(2)..................................             119,699                   9.9949%

Scott Gulbranson......................................              82,602                   6.8973%

Chad M. Harrington.....................................            119,699                   9.9949%

Penthouse Franchise Group LLC..........................            119,699                   9.9949%

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL
         NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 OWNERSHIP         PERCENT OF CLASS
----------------------------------------------------------     ---------------     ------------------
Razor Realty Consultants LLC..........................              60,000                   5.0100%

Robert K. Rehm........................................              60,000                   5.0100%

Ronald Tanet(2).......................................             100,602                   8.4003%

Sutter Opportunity Fund 2, LLC........................              79,399                   6.6298%

-------------------------
*       less than 1%
(1) Unless otherwise provided, the address of each beneficial holder listed above is c/o REIT Americas, Inc., 2960 N. Swan Road, Suite 300, Tucson, Arizona, 85712.
(2) The Company has received termination and release agreements for 340,000 shares as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares). See "Item 6, MD&A - Subsequent Events."

        In 2005 Ms. Mary D. Cozza, Director, Treasurer and Chief Financial Officer of the Company, purchased 41,000 shares of Series A Preferred Stock, and Mr. Grady P. Hunter, Director and Vice President of the Company purchased 5,000 shares of Series A Preferred Stock. Additional 15,000 shares are held by Merrill Lynch as Custodian FBO Grady P. Hunter IRA. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Advisor is entitled to acquisition and disposition fees with respect to each real property purchased and sold by or on behalf of the Company, equal to up to 5% of the contract price for the property. The Company had no such transactions in 2005. During the fiscal year ended December 31, 2005, the Company paid $7,500, and accrued $2,500 of Advisory Fees.

ITEM 13. EXHIBITS

        Index of Financial Statements
        The following financial statements of Healthcare Investors of America, Inc. are included.

        Independent Auditor's Report - Years ended December 31, 2005 and 2004.........................           20

        Balance sheets - December 31, 2005 and 2004...................................................           21

        Statements of Operations  and  Distributions  In Excess Of Net
        Earnings - Years ended December 31, 2005 and 2004.............................................           22

        Statements of Cash Flows - Years ended December 31, 2005 and 2004.............................           23

        Changes in Stockholders' Equity (deficiency) - Years ended December 31, 2005 and 2004.........           24

        Notes to financial statements - December 31, 2005 and 2004....................................           25

EXHIBITS

3.1* Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.

3.2     Articles of Amendment of the Company effective as of December 27, 1996

3.3     Articles of Amendment of the Company effective as of June 25, 2004

3.4* Third Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to Form 10-K filed March 30, 1988.

3.5 First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Investors, Inc.) filed as Exhibit 10.106 to Form KSB filed March 31, 2003.

4.1     Form of common stock certificate.

10.1* Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.

10.2* Stock Purchase Agreement dated January 27, 2003 by and between Healthcare Investors of America, Inc. and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form KSB filed March 31, 2003.

31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1    Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
        1350.

32.2    Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
        1350.

*Incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        AUDIT FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the review of the financial statements included in the Company's Forms 10-Q for fiscal years 2005 and 2004 totaled $18,075 and $21,265, respectively.

        AUDIT-RELATED FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0 and $0, respectively.

        TAX FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004, respectively, were $0 and $0, respectively.

        ALL OTHER FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended December 31, 2005 and 2004, respectively, were $0 and $0, respectively.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 17, 2006          REIT OF AMERICAS, INC.

                                By:     /s/ F. Dale Markham
                                        ----------------------------------------
                                        F. Dale Markham
                                        Chairman, President and Chief Executive
                                        Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 17, 2006          By:     /s/ F. Dale Markham
                                        ----------------------------------------
                                        F. Dale Markham
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive Officer)

Dated:  April 17, 2006          By:     /s/ Mary D. Cozza
                                        ----------------------------------------
                                        Mary D. Cozza
                                        Director, Chief Financial Officer and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

Dated:  April 17, 2006          By:     /s/ Grady P. Hunter
                                        ----------------------------------------
                                        Grady P. Hunter
                                        Director and Vice President

Dated:  April 17, 2006          By:     /s/ James C. Marshall
                                        ----------------------------------------
                                        James C. Marshall
                                        Director

                                  EXHIBIT INDEX

3.1* Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.

3.2     Articles of Amendment of the Company effective as of December 27, 1996

3.3     Articles of Amendment of the Company effective as of June 25, 2004

3.4* Third Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to Form 10-K filed March 30, 1988.

3.5 First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Investors, Inc.) filed as Exhibit 10.106 to Form KSB filed March 31, 2003.

4.1     Form of common stock certificate.

10.1* Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.

10.2* Stock Purchase Agreement dated January 27, 2003 by and between Healthcare Investors of America, Inc. and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form KSB filed March 31, 2003.

31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1    Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
        1350.

32.2    Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
        1350.

*Incorporated by reference.