Form 10KSB/A
period 2005-12-31
REIT AMERICAS, INC.
filed 2006-05-02
CIK 810836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


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

                                 (520) 326-2000
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

     Title of each class             Name of each exchange on which registered
------------------------------     ---------------------------------------------


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

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [X] No [ ]


         State issuer's revenues for its most recent fiscal year: $0.


        There is no established trading market for the issuer's common stock and the issuer did not seek an appraisal or other independent valuation of its securities. Therefore, the issuer cannot determine the aggregate market value of common equity held by non-affiliates. As of March 31, 2006, the book value of the issuer's common stock held by non-affiliates was $0.


        As of March 27, 2006, 1,197,600 shares of the issuer's common stock were outstanding.


        Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

                                EXPLANATORY NOTE

        REIT Americas, Inc. is filing this Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 2005 to correct certain typographical errors throughout the document and to add additional information to the document, including Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation" and notes to financial statements, included in Part II, Item 7 "Financial Statements." No changes were made to the financial statements included in Part II, Item 7.

                               REIT AMERICAS, INC.
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


FORWARD-LOOKING STATEMENTS.....................................................2

PART I.........................................................................3
   ITEM 1.   DESCRIPTION OF BUSINESS...........................................3
   ITEM 2.   DESCRIPTION OF PROPERTY..........................................15
   ITEM 3.   LEGAL PROCEEDINGS................................................15
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15


PART II.......................................................................15
   ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.............15
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........17
   ITEM 7.   FINANCIAL STATEMENTS.............................................22
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................34
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................34
   ITEM 8B.  OTHER INFORMATION................................................34

PART III......................................................................35
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................35
   ITEM 10.  EXECUTIVE COMPENSATION...........................................37
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................37
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................39
   ITEM 13.  EXHIBITS.........................................................39
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................41
   SIGNATURES.................................................................42
   EXHIBIT INDEX..............................................................43

                           FORWARD-LOOKING STATEMENTS


        Statements contained in this annual report on Form 10-KSB/A (Amendment No. 1) (the "Form 10-KSB") that are not purely historical are forward-looking statements of REIT Americas, Inc. (the "Company") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS


        REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the "Company"), is a Maryland corporation formed on February 6, 1987. The Company changed its name from Harbor American Health Care Trust, Inc. to Healthcare Investors of America, Inc. effective December 27, 1996 and from Healthcare Investors of America, Inc. to REIT Americas, Inc. on June 25, 2004. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

        The Company had a contract for advisory services with Harbor American Capital Group, an Arizona limited partnership ("HACG" or the "Advisor"). On February 22, 2003, Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"), agreed to purchase HACG but, since Aries did not pay as provided by the terms of the purchase agreement, the sale was canceled and HACG continues to be administered by its general partner, Heritage Advisory Corporation, an Arizona corporation ("Heritage" or the "Advisor"). The Company's contract with HACG expired effective December 31, 2003, but HACG continued offering day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The directors of the Company manage and control the affairs of the Company and have general responsibility and ultimate authority affecting the investments of the Company. The directors engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Company. The Advisor's duties include, but are not limited to, the following: reviewing and analyzing investments for the Company, performing due diligence, recommending investments and presenting them for the board's consideration. The Advisor also handles other day-to-day functions, such as corresponding with stockholders and maintaining the books and records of the Company and any other functions required to be done on behalf of the Company.


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


        The Company's management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders' investment in the Company. During 2005, and continuing in 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 6. "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

        The investment objectives of the Company are as follows: (i) to provide quarterly or more frequent cash distributions to stockholders from operations,
(ii) to provide long-term capital appreciation to stockholders, and (iii) to preserve and protect the stockholders' original invested capital. When and if financial resources are available, the Company intends to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. To the extent funds are not fully invested in real properties or mortgage loans, the Company may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers' acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.


        The current and anticipated business of the Company is not seasonal. The results of operations of the Company will depend upon the availability of (i) capital to the Company, which is currently limited, (ii) suitable opportunities for investment and reinvestment of its funds, and (iii) the yields available from time to time on real estate and other investments. If capital were to become available to the Company, the Company will be competing for acceptable investments with other financial institutions, syndicators, REITS, investment bankers, including banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment programs (including other real estate investment programs which may be sponsored by the sponsor or the Advisor of the Company in the future) that may have similar objectives to those of the Company. Substantially all competitors currently have greater resources than the Company, its directors, Advisor and its affiliates. Further, certain of the directors of the Company and officers and directors of the Advisor and its affiliates may engage for their own account, or on behalf of other entities, in the type of activities in which the Company intends to be engaged. Thus, the Company could be in competition for investments with one or more corporations, partnerships or trusts with which such directors or officers may be affiliated.

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


        We had net losses of approximately $180,981 and $260,967 for the fiscal years ended December 31, 2005 and 2004, respectively, and generated no revenues in the fiscal years ended December 31, 2005 and 2004, respectively. We do not have any long-term source of revenue or investments in any income producing real estate. Our auditors included a going concern qualification in their report on our financial statements for the fiscal years ended December 31, 2005 and 2004, respectively. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.


SERIES A PREFERRED STOCK ISSUED BY US MAY BE INVALIDLY ISSUED UNDER THE MARYLAND GENERAL CORPORATION LAW AND, AS A RESULT, OUR STOCKHOLDERS MAY HAVE RESCISSION RIGHTS UNDER FEDERAL AND/OR STATE SECURITIES LAWS.


        As of December 31, 2005, 306,000 shares of Series A Preferred Stock were issued. We may not have had the necessary authority to issue the shares of Series A Preferred Stock under the Maryland General Corporation Law. In addition, we may not have the necessary authority to issue the shares of common stock issuable upon conversion of the Series A Preferred Stock. We did not file an amendment to our amended and restated Articles of Incorporation with the Maryland State Department of Assessments and Taxation to include the authorized preferred stock and the description of the rights and preferences of Series A Preferred Stock prior to the issuance of the Series A Preferred Stock. As a result, shares of our Series A Preferred Stock may be invalid due to the lack of appropriate authority to issue such shares under the Maryland General Corporation Law. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to under the Maryland General Corporation Law. However, holders of shares of Series A Preferred Stock may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," as such term is defined in Regulation D promulgated by the SEC under the Securities Act, may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock.

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


        We have very limited financial resources. At December 31, 2005, we had cash and cash equivalents of $22,812 and $505,381 in total liabilities, including $75,000 in outstanding notes which mature on the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2.0 million. We will need to obtain additional funding for our working capital needs, repayment of maturing notes and business development. We anticipate that we will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund our investments. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations.


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


        Under the federal securities laws, we can be considered a shell company because, at December 31, 2005, we had nominal operations and assets consisting of $22,812 representing cash and cash equivalents and $58,333 representing prepaid expenses. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to loose its shell company status and including information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10 or Form 10-SB, as applicable, under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.


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


        REITs generally must distribute 90% of their taxable income annually. In the event that we qualify as a REIT and we do not have sufficient available cash to make these distributions, our ability to acquire additional properties may be limited. Also, for the purposes of determining taxable income, we may be required to include interest payments, rent and other items we have not yet received and exclude payments attributable to expenses that are deductible in a different taxable year. As a result, we could have taxable income in excess of cash available for distribution. In such event, we could be required to borrow funds or sell assets in order to make sufficient distributions and maintain our REIT status (to the extent that we otherwise qualify as a REIT).


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


        As of March 27, 2006, 1,197,600 shares of our common stock were issued and outstanding. We have reserved approximately an additional 250,000 shares of common stock for issuance in connection with previously issued securities, which are exercisable or convertible into common stock, including warrants. We have also reserved 2,483,000 shares of common stock to be issued in connection with our offering of Series A Preferred Stock. See Note 8 to Notes to Financial Statements included in this document. Should existing holders of warrants or other securities exercisable or convertible into shares of our common stock exercise or convert such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock or other securities.

ITEM 2.  DESCRIPTION OF PROPERTY

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


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

        The transfer agent for the common stock of the Company, as of March 27, 2006, was Computershare Trust, Inc., P.O. Box 1596, Denver, Colorado 80201.

HOLDERS

        As of March 27, 2006, there were 1,197,600 shares of common stock outstanding, which were owned by approximately 396 holders of record, and there were 306,000 shares of Series A Preferred Stock outstanding, which were owned by 7 stockholders of record. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."

DIVIDENDS


        The Company declared a dividend on the common stock in the amount of $1.25 per share on August 21, 2001 to stockholders of record on August 14, 2001. No dividends were paid in 2002, 2003, 2004 or 2005. Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 90% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. Assuming that the Company qualifies as a REIT, the Company intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Company anticipates that such cash distributions will aggregate annually at least 90% of its REIT taxable income.


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


        The Company engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the Notes. Dawson James Securities, Inc. was compensated as follows: (i) Dawson James Securities, Inc. was paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Company paid Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes.

        On July 30, 2005, the Company issued 100,000 shares of Series A Preferred Stock to Dawson James Securities, Inc. as a financial consultant to the Company. Series A Preferred Stock has a 10% coupon and contains the following general terms: (i) coupon payments to be paid in kind with additional shares of common stock at the time of conversion or redemption; (ii) par value to be $0.01 per share;(iii) non-voting (except as required by law); (iv) convertible (a) at the option of the holder into common stock of the Company at the rate of 10 shares of common stock for each share of Series A Preferred Stock, and (b) mandatorily converted into common stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion; and (v) subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws." The Company offered and sold the shares of the Series A Preferred Stock in the foregoing private placement to an "accredited investor" without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.


OVERVIEW AND PLAN OF OPERATION

        The investment objectives of the Company's business plan are: (i) to provide quarterly or more frequent cash distributions to stockholders from operations, (ii) to provide long-term capital appreciation to stockholders, and
(iii) to preserve and protect the stockholders' original invested capital.


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


        The ability of the Company to undertake such investments is dependent upon the availability of capital. No assurance can be given that adequate capital will become available to meet these objectives. The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company's investments. The Company's ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company's ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

BALANCE SHEET INFORMATION

DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

        TOTAL ASSETS. Total assets increased to $81,145 at December 31, 2005 from $2,271 at December 31, 2004 primarily due to unexpended note proceeds and unamortized prepaid expenses.

        TOTAL LIABILITIES. Total liabilities increased to $505,381 at December 31, 2005 from $345,526 at December 31, 2004 primarily due to the issuance of notes and accrual of directors and advisor fees.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

        NET LOSS. For the fiscal year ended December 31, 2005, the Company had a net loss of $180,981, or $0.15 per share, as compared to a net loss of $260,967, or $0.22 per share for the fiscal year ended December 31, 2004. The reduction in net loss is primarily a result of the gain on extinguishment of debt.

        REVENUES. Revenues for the fiscal years ended December 31, 2005 and December 31, 2004 were zero, as the Company did not engage in any significant business activities during these fiscal years.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the fiscal years ended December 31, 2005 and December 31, 2004 was zero, as there were no assets to be depreciated.

        INTEREST EXPENSE. For the fiscal year ended December 31, 2005, interest expense totaled $1,350 compared with $99 for the fiscal year ended December 31, 2004. The increase in 2005 was due to payment of interest on the Notes.

        ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees for the fiscal year ended December 31, 2005 were $46,749 compared with $59,583 for the fiscal year ended December 31, 2004. The reason for the decrease in directors fees was a result of having fewer directors on the board during 2005. All directors fees were accrued, but not paid, in 2005 and in 2004. Advisor fees in the amount of $7,500 were paid in 2005. Advisor fees in the amounts of $22,500 and $28,000 were accrued in 2005 and 2004 respectively.

        OTHER EXPENSES. Other expenses for the fiscal year ended December 31, 2005 were $118,612, an increase from $113,351 incurred in the fiscal year ended December 31, 2004. The reason for the increase was the amortization of consulting fees paid to the placement agent. Legal fees accounted for most of these other expenses.

LIQUIDITY AND CAPITAL RESOURCES


        Cash and cash equivalent were $22,812 at December 31, 2005 compared with $2,271 at December 31, 2004. Cash flows used for operations were $131,460 in the fiscal year ended December 31, 2005 and $130,967 in the fiscal year ended December 31, 2004. These were primarily the result of due diligence and legal costs incurred. Subscriptions to the Series A Preferred Stock and the bridge notes were the primary source of working capital as efforts to recapitalize the Company were considered. At December 31, 2005, only $75,000 was raised in the bridge notes offering. Total stockholders' deficiency increased from ($4,182,054) at December 31, 2004 to ($4,363,035) at December 31, 2005.


SERIES A PREFERRED STOCK


        In the period between October, 2003, and December, 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors. Prior to the issuance of these shares, in the fourth quarter of 2003, the Board of Directors had authorized issuance of $250,000 of Series A Preferred Stock with a 10% coupon and containing the following general terms: (i) Coupon payments to be paid in kind with additional shares of common stock at the time of conversion or redemption; (ii) par value to be $0.01 per share; (iii) minimum investment:
$10,000 and maximum investment $250,000 at a price of $1.00 per share; (iv) non-voting (except as required by law); (v) convertible (a) at the option of the Holder into common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock, and (b) mandatorily converted into common stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion; and (vi) subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2004, the Company had received subscriptions, which it accepted, in the amount of $206,000. All proceeds of the offering have been used for working capital of the Company. Dawson James Securities, Inc. was also compensated as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."


BRIDGE LOAN PROMISSORY NOTES


        On August 23, 2005, the board of directors ratified the issuance of promissory notes (the "Notes") to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan (the "Bridge Loan"). The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or
(ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On October 21, 2005, the Company issued Notes in the aggregate principal amount of $75,000 and warrants to purchase the 75,000 shares of the Company's common stock. Dawson James Securities, Inc. was paid $8,250 in connection with this transaction.


STRATEGIC PLAN


        Management's plans include developing new business through recapitalization efforts. Negotiations are currently under way to invest in income producing properties. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

        The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company's investments. The Company's ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company's ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES


        The following critical accounting policy and estimate was used in the preparation of the financial statements.

        The value assigned to stock issued to non-employees is determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management is amortizing and expensing the financial consulting contract cost over the 12 month period of the contract. In the event capital is raised as a result of their efforts, the unamortized balance will be reclassified to Other Paid In Capital as a cost of raising capital.


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

SUBSEQUENT EVENTS


        On February 21, 2006, the Company received the sum of $200,000 from a private investor pursuant to a private placement of the Notes described above and issued warrants to purchase 200,000 shares of the Company's common stock to the investor.

        On or about March 22, 2006, the Company paid the sum of $25,405.52, inclusive of all principal and accrued interest, to a prior investor under the
Note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company's common stock previously issued to such investor.

        On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement so the Company could cancel the Shares on the books and records of the Transfer Agent. The Company received termination and release agreements for 340,000 shares of common stock as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

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

/s/ S.E. Clark & Company, P.C.


Tucson, Arizona
March 27, 2006, except for Note 10,
for which the date is April 12, 2006



744 N. Country Club Road, Tucson, AZ  85716 (520) 323-7774, Fax (520) 323-8174.
seclarkcpa@aol.com


                                                   REIT AMERICAS, INC.

                                                      BALANCE SHEETS

                                             AS OF DECEMBER 31, 2005 AND 2004


                                                                                    2005                     2004
                                                                             ------------------       ------------------
ASSETS:
-------

Cash and cash equivalents                                                     $         22,812         $          2,271
Prepaid expenses                                                                        58,333                        -
                                                                             ------------------       ------------------

               TOTAL ASSETS                                                   $         81,145         $          2,271
                                                                             ==================       ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
--------------------------------------------------

Accounts payable and accrued expenses                                         $        430,381         $        295,526
Disputed claims                                                                              -                   50,000
Notes payable                                                                           75,000                        -
                                                                             ------------------       ------------------

               TOTAL LIABILITIES                                                       505,381                  345,526
                                                                             ------------------       ------------------

Commitments and Contingencies
                                                                                             -                        -

Stockholders' Equity (Deficiency):
----------------------------------


Convertible preferred stock, Series A,
   $.01 par value, 250,000 shares authorized,
   306,000 shares subscribed and paid - See Note 7                                       3,060                    2,060
Common stock, $.01 par value;  10,000,000
   shares authorized, 1,197,600 shares issued
   and outstanding                                                                      11,976                   11,976
Paid in capital                                                                      3,923,763                3,824,763
Distributions in excess of net earnings                                             (4,363,035)              (4,182,054)
                                                                             ------------------       ------------------


               TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (424,236)                (343,255)
                                                                             ------------------       ------------------


               TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIENCY)                                            $         81,145         $          2,271
                                                                             ==================       ==================



                        The accompanying notes are an integral part of these financial statements.


                                                   REIT AMERICAS, INC.

                           STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

                                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                    2005                      2004
                                                                             ------------------       ------------------

REVENUES:                                                                     $              -         $              -
---------
                                                                             ------------------       ------------------


               TOTAL REVENUES                                                                -                        -
                                                                             ------------------       ------------------

EXPENSES:
---------

Interest expense                                                                         1,350                       99
Advisor and directors fees and expenses                                                 82,500                   97,517
Other operating expenses                                                               118,612                  113,351
                                                                             ------------------       ------------------

               TOTAL EXPENSES                                                          202,462                  210,967
                                                                             ------------------       ------------------

LOSS FROM OPERATIONS                                                                  (202,462)                (210,967)

OTHER INCOME (EXPENSE):
Loss on expired option                                                                       -                  (50,000)
Contingently issuable common shares on conversion                                      (32,000)
Other income - primarily gain on debt extinguishment                                    53,481                        -
                                                                             ------------------       ------------------

NET INCOME (LOSS)                                                             $       (180,981)        $       (260,967)
                                                                             ==================       ==================


NET INCOME (LOSS) PER SHARE                                                   $          (0.15)        $          (0.22)
                                                                             ==================       ==================


WEIGHTED AVERAGE SHARES OUTSTANDING                                                  1,197,600                1,197,600
                                                                             ==================       ==================

Distributions in excess of net earnings - beginning of period                 $     (4,182,054)        $     (3,921,087)

Net income (loss)
                                                                                      (180,981)                (260,967)

Distributions during the period
                                                                                             -                        -
                                                                             ------------------       ------------------

Distributions in excess of net earnings - end of period                       $     (4,363,035)        $     (4,182,054)
                                                                             ==================       ==================


                        The accompanying notes are an integral part of these financial statements.


                                                  REIT AMERICAS, INC.

                                               STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005                     2004
                                                                             ------------------       ------------------
CASH FLOWS FROM OPERATIONS:
---------------------------


Net income (loss)                                                             $      (180,981)         $       (260,967)


Adjustment to reconcile net loss to net cash:
               Consulting fees paid with Preferred A                                   41,667
               Obligation for contingently issuable shares                             32,000
               Other income                                                            (50,000)                       -
               Interest payable                                                          1,350                        -
               Accounts payable and accrued expenses                                    24,504                  130,000
                                                                             ------------------       ------------------

Net cash used for operating activities                                                (131,460)                (130,967)
                                                                             ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Advances on short-term borrowings                                                       75,000                        -
Advances from advisor                                                                   27,000                        -
Settlement of disputed claims                                                           50,000                        -
Proceeds from issuance of Series A convertible preferred stock                               -                  131,000
                                                                             ------------------       ------------------

Net cash provided by financing activities                                              152,000                  131,000
                                                                             ------------------       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               20,540                       33

CASH AND CASH EQUIVALENTS - Beginning of year                                            2,271                    2,237
                                                                             ------------------       ------------------


CASH AND CASH EQUIVALENTS - End of year                                       $         22,812         $          2,271
                                                                             ==================       ==================



                        The accompanying notes are an integral part of these financial statements.


                                                   REIT AMERICAS, INC.

                                       CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          YEARS ENDED DECEMBER 31, 2005 AND 2004


                                CONVERTIBLE PREFERRED
                                       SERIES A                 COMMON STOCK
                               ------------------------    ------------------------       PAID IN             EXCESS
                                 SHARES        AT PAR        SHARES        AT PAR         CAPITAL         DISTRIBUTIONS
                               ----------    ----------    ----------    ----------     -----------      ---------------
Balances at
December 31, 2003                 75,000        $ 750       1,197,600        $11,976       $3,695,073       $ (3,921,087)

Preferred Stock
Issued for Cash                  131,000       1,310                                         129,690

Net Loss                                                                                                        (260,967)

Balances at
December 31, 2004                206,000       2,060        1,197,600         11,976        3,824,763         (4,182,054)

Preferred Stock
Issued for Services              100,000       1,000                                           99,000

Net Loss                                                                                                        (180,981)

Balances at
December 31, 2005                306,000      $3,060        1,197,600        $11,976       $3,923,763       $ (4,363,035)




                        The accompanying notes are an integral part of these financial statements.

                      REIT AMERICAS, INC. FORMERLY KNOWN AS
                      HEALTHCARE INVESTORS OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1:  ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION


        REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the "Company"), is a Maryland corporation formed on February 6, 1987. The Company changed its name from Harbor American Health Care Trust, Inc. to Healthcare Investors of America, Inc. effective December 27, 1996 and from Healthcare Investors of America, Inc. to REIT Americas, Inc. on June 25, 2004. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

        The Company had a contract for advisory services with Harbor American Capital Group, an Arizona limited partnership ("HACG" or the "Advisor"). On February 22, 2003, Aries Capital Partners, L.L.C., an Arizona limited liability company ("Aries"), agreed to purchase HACG but, since Aries did not pay as provided by the terms of the purchase agreement, the sale was canceled and HACG continues to be administered by its general partner, Heritage Advisory Corporation, an Arizona corporation ("Heritage" or the "Advisor"). The Company's contract with HACG expired effective December 31, 2003, but HACG continued offering day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The directors of the Company manage and control the affairs of the Company and have general responsibility and ultimate authority affecting the investments of the Company. The directors engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Company. The Advisor's duties include, but are not limited to, the following: reviewing and analyzing investments for the Company, performing due diligence, recommending investments and presenting them for the board's consideration. The Advisor also handles other day-to-day functions, such as corresponding with stockholders and maintaining the books and records of the Company and any other functions required to be done on behalf of the Company.

        From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last four fiscal years, the Company did not engage in any significant business activities.

        The Company's management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders' investment in the Company. During 2005, and continuing in 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 6. "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

        The historical financial statements presented are prepared under the assumption that the Company is qualified as a real estate investment Company ("REIT") and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 90% of the Company's real estate investment Company taxable income and the Company meets certain other conditions). In the event the Company does not qualify as a REIT, the Company would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Company would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had cash and cash equivalents in the amount of $22,812. See Item 6. "Management's Discussion and Analysis of Plan of Operation." Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

        (5) Income Taxes - As of December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $3,349,626 which will expire beginning in 2013. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

        (6) Fair Value of Financial Instruments - The carrying values of any financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.


        (7) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing our financial statements are reasonable and prudent. Actual results could differ from those estimates.


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


        (9) Reclassification of Comparative Amounts - Certain captions and amounts reported in the prior period column of the Statements of Operations and Distributions in Excess of Net Earnings have been combined and/or reclassified to provide presentation consistent with the current period. Management believes the current presentation more clearly segregates the operating and non-operating income and expenses of the Company and does not consider such recombinations or reclassifications significant restatements.


NOTE 3:  OPTION DEPOSIT IMPAIRMENT


        On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. ("Gorco") of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 under the Securities Act of 1933, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft.

self storage project in West Palm Beach, Florida. Terms of the Letter of Intent included the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project was to be built. As of March 27, 2005, this transaction was considered canceled. Gorco has canceled its purchase contract due to inability to meet time deadlines but may be able to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Accordingly, management has recognized an impairment loss equal to the full value of this asset.


NOTE 4:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At December 31, the balance consisted of the following:

                                                         2005          2004
                                                         ----          ----

        Accounts payable to third parties              $115,963      $126,358

        Accrued director and advisor fees               226,413       157,164

        Obligation for contingently issuable shares      32,000             -

        Cash advances from affiliates                    54,000        10,000
                                                       --------      --------

        Total                                          $430,381      $295,526
                                                       ========      ========

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

NOTE 7:  COMMITMENTS AND CONTINGENCIES


        The Company engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the Notes. Dawson James Securities, Inc. will be compensated as follows: (i) Dawson James Securities, Inc. shall be paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Company will pay Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Company has engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company, which convert into common stock of the Company at a ratio of ten shares of common stock for each share of Series A Preferred Stock.


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

        On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement so the Company could cancel the shares on the books and records of the Transfer Agent. The Company received termination and release agreements for 340,000 shares, as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

        Management has also become aware that the 306,000 shares of the Series A Preferred Stock issued as of December 31, 2005 may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. As a result, the shares of Series A Preferred Stock may be invalid. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to but may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock. Management is attempting to resolve this matter and determine its effect on the financial statements, if any. No adjustment has been made to the financial statements as the effect is currently undeterminable. The effects could range from no adjustment to reclassification of the $306,000 from equity to liabilities. Currently undeterminable litigation costs could also be incurred.


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


        In addition to the 2,060,000 common shares issuable on conversion as of October 1, 2005, approximately 323,000 additional shares of common stock were issuable in satisfaction of the approximately $32,000 10% coupon obligation related to the Series A Preferred Shares.

        As noted above, the Dawson James agreement was also payable with 100,000 Series A Preferred Shares. Management believes it is more likely than not that the contract obligation will be satisfied with 1,000,000 common shares in lieu of the Series A Preferred as if the Series A were converted. The Company may be required to issue additional 100,000 shares of common stock in satisfaction of $10,000 10% coupon obligation related to the Series A Preferred Stock.

        The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company's investments. The Company's ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company's ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.


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


NOTE 10:  SUBSEQUENT EVENTS

        On February 21, 2006, the Company received the sum of $200,000 from a private investor pursuant to a private placement of the Notes described in Note 6 above and issued warrants to purchase 200,000 shares of the Company's common stock to the investor.

        On March 14, 2006, Heritage was appointed as an interim advisor.

        On or about March 22, 2006, the Company paid the sum of $25,406, inclusive of all principal and accrued interest, to a prior investor under the
Note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company's common stock previously issued to such investor.

        As of April 12, 2006, the Company received termination and release agreements for 340,000 shares of common stock reserved for MCCA and its assignees. The Company received termination and release agreements from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES


        The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission's rules and forms.


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

ITEM 8B. OTHER INFORMATION


        On October 21, 2005, the Company entered into agreements with, and issued warrants and Notes to, Atlantis Capital, Inc. and Alan Fishbone. See "Management's Discussion and Analysis or Plan of Operation" for a discussion of the material terms of this transaction.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS OF THE COMPANY


        The directors of the Company are responsible for the management and control of the affairs of the Company but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Company. The Advisor also serves as a consultant in connection with the investment policy decisions made by the directors and supervises, subject to direction of the directors, and performs the day-to-day operations of the Company. The By-laws of the Company provide that a majority of the Company's directors must be unaffiliated with the Advisor and its affiliates ("Unaffiliated Directors"). The remaining directors may be affiliates of the Company ("Affiliated Directors"). The By-laws were amended on February 22, 2003 to provide that the Company should have seven directors and four new directors were elected as of February 22, 2003. On March 14, 2006, Jane Nelson and Michael Schmidt were elected to serve as directors of the Company, effective May 1, 2006.


        Information with respect to the directors and principal officers of the Company and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, is as follows:


Name                     Age      Position Presently Held                Director Form
----                     ---      -----------------------                -------------
F. Dale Markham           76      Chairman, President and Chief          1987 to Present
                                  Executive Officer

Mary D. Cozza             46      Director, Chief Financial Officer,     February 22, 2003 to
                                  Secretary and Treasurer                Present

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

        MARY D. COZZA was elected as a director on February 22, 2003, and served as Secretary of the Company from March 14, 2003 to May 15, 2004 and was elected Treasurer and Chief Financial Officer on May 15, 2004. She has been Vice President of GreatCall, Inc., San Diego, California, a spinoff of Dyna LLC, also of San Diego, California, from 2000 to the present. GreatCall provides handset and service solutions to cell phone users. From 1997-2000, she was employed with Qualcomm, Inc. She was Director of Customer and Product Support Operations from March, 1998 to February, 2000 and Senior Manager of Business Development from August, 1997 to March 1998. From 1994-1997, she served as President and General Manager of PdMA Corporation, a manufacturer of computer based motor circuit analyzers.

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

                                                            AMOUNT AND NATURE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 BENEFICIAL OWNERSHIP         PERCENT OF CLASS
-----------------------------------------------------    --------------------------    --------------------
DIRECTORS AND CHIEF EXECUTIVE OFFICER

F. Dale Markham.......................................               6,500                      *
Chairman, President and
Chief Executive Officer

                                                            AMOUNT AND NATURE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 BENEFICIAL OWNERSHIP         PERCENT OF CLASS
-----------------------------------------------------    --------------------------    --------------------
Mary D. Cozza((2))....................................             119,699                   9.9949%
Director, Chief Financial Officer,
Secretary and Treasurer

Grady P. Hunter.......................................               7,500                      *
Director and Vice President

James C. Marshall.....................................                -                         *
Director


All directors and executive officers as a group
(4 persons)...........................................             133,699                  11.1639%


5% OR GREATER HOLDERS

Sheila P. Dunning(2)..................................             119,699                   9.9949%

Scott Gulbranson......................................              82,602                   6.8973%

Chad M. Harrington.....................................            119,699                   9.9949%

Penthouse Franchise Group LLC..........................            119,699                   9.9949%

Razor Realty Consultants LLC..........................              60,000                   5.0100%

Robert K. Rehm........................................              60,000                   5.0100%

Ronald Tanet(2).......................................             100,602                   8.4003%

Sutter Opportunity Fund 2, LLC........................              79,399                   6.6298%

-------------------------
* less than 1%
(1) Unless otherwise provided, the address of each beneficial holder listed above is c/o REIT Americas, Inc., 2960 N. Swan Road, Suite 300, Tucson, Arizona, 85712.

(2) The Company has received termination and release agreements for 340,000 shares as of April 12, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares). See Item 6. "Management's Discussion and Analysis or Plan of Operation - Subsequent Events."

        In 2004, Ms. Mary D. Cozza, Director, Treasurer and Chief Financial Officer of the Company, purchased 41,000 shares of Series A Preferred Stock, and Mr. Grady P. Hunter, Director and Vice President of the Company purchased 5,000 shares of Series A Preferred Stock. Additional 15,000 shares are held by Merrill Lynch as Custodian FBO Grady P. Hunter IRA. See "Risk Factors - Series A Preferred Stock issued by us may be invalidly issued under the Maryland General Corporation Law and, as a result, our stockholders may have rescission rights under federal and/or state securities laws."


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

ITEM 13.  EXHIBITS

INDEX OF FINANCIAL STATEMENTS

        The following financial statements of REIT Americas, Inc. are included.

        Report of Independent Registered Public Accounting Firm -
        Years ended December 31, 2005 and 2004...........................   22

        Balance Sheets - December 31, 2005 and 2004......................   23

        Statements of Operations  and  Distributions in Excess of Net
        Earnings - Years ended December 31, 2005 and 2004................   24

        Statements of Cash Flows - Years ended December 31, 2005
        and 2004.........................................................   25

        Changes in Stockholders' Equity (Deficiency) - Years ended
        December 31, 2005 and 2004.......................................   26

        Notes to Financial Statements - December 31, 2005 and 2004.......   27

EXHIBITS

3.1* Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.


3.2**   Articles of Amendment of the Company effective as of December 27, 1996.

3.3**   Articles of Amendment of the Company effective as of June 25, 2004.


3.4* Third Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to Form 10-K filed March 30, 1988.

3.5 First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Trust) filed as Exhibit 10.106 to Form 10-KSB filed April 1, 2003.


4.1**   Promissory Note issued to Atlantis Capital, Inc.

4.2**   Promissory Note issued to Alan S. Fishbone.

4.3     Form of warrant issued on October 21, 2005.


10.1* Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.


10.2* Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form 10-KSB filed April 1, 2003.

10.3 Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005.

10.4 Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005.

10.5 Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005.

11.1 Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company's Notes to Financial Statements included herein).


31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1    Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
        1350.

32.2    Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
        1350.


* Incorporated by reference.
** Previously filed.

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

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report on Form 10-KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 28, 2006                  REIT AMERICAS, INC.


                                        By:  /s/ F. Dale Markham
                                             -----------------------------------
                                             F. Dale Markham
                                             Chairman, President and Chief
                                             Executive Officer




        In accordance with the Exchange Act, this report on Form 10-KSB/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 28, 2006                  By:  /s/ F. Dale Markham
                                             -----------------------------------
                                             F. Dale Markham
                                             Chairman, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)


Dated:  April 28, 2006                  By:  /s/ Mary D. Cozza
                                             -----------------------------------
                                             Mary D. Cozza
                                             Director, Chief Financial Officer
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)


Dated:  April 28, 2006                  By:  /s/ Grady P. Hunter
                                             -----------------------------------
                                             Grady P. Hunter
                                             Director and Vice President


Dated:  April 28, 2006                  By:  /s/ James C. Marshall
                                             -----------------------------------
                                             James C. Marshall
                                             Director

                                  EXHIBIT INDEX


EXHIBITS


3.1* Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.


3.2** Articles of Amendment of the Company effective as of December 27, 1996.

3.3**     Articles of Amendment of the Company effective as of June 25, 2004.


3.4* Third Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to Form 10-K filed March 30, 1988.

3.5 First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Trust) filed as Exhibit 10.106 to Form 10-KSB filed April 1, 2003.


4.1**     Promissory Note issued to Atlantis Capital, Inc.

4.2**     Promissory Note issued to Alan S. Fishbone.

4.3       Form of warrant issued on October 21, 2005.


10.1* Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.


10.2* Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form 10-KSB filed April 1, 2003.

10.3 Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005.

10.4 Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005.

10.5 Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005.

11.1 Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company's Notes to Financial Statements included herein).


31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

32.1      Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
          1350.

32.2      Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
          1350.


* Incorporated by reference.
** Previously filed.