Form 10QSB
period 2006-03-31
REIT AMERICAS, INC.
filed 2006-05-15
CIK 810836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                  2960 N. SWAN RD., SUITE 300, TUCSON, AZ 85712
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (520) 326-2000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |_|         No  |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|         No  |_|

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2006: 617,901.

         Transitional Small Business Disclosure Format (Check one):
Yes  |_|         No  |X|

                               REIT AMERICAS, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................1

         ITEM 1.  FINANCIAL STATEMENTS.........................................1

                Review Report of Independent Regeistered Accounting Firm.......2

                Balance Sheets - December 31, 2005 and March 31, 2006..........3

                Statements of Operations and Distributions in Excess of Net
                Earnings (3 Months) - March 31, 2006 And March 31,2 005........4

                Statement of Cash Flow (3 Months) - March 31, 2006 and
                March 31, 2005.................................................5

                Notes to Financial Statements (Unaudited) .....................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...14

         ITEM 3.  CONTROLS AND PROCEDURES.....................................19

PART II. OTHER INFORMATION....................................................20

         ITEM 1.  LEGAL PROCEEDINGS...........................................20

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........20

         ITEM 5.  OTHER INFORMATION...........................................21

         ITEM 6.  EXHIBITS....................................................23

SIGNATURES....................................................................24

                           FORWARD LOOKING STATEMENTS

         Statements contained in this quarterly report on Form 10-QSB (the "Form 10-QSB") that are not purely historical are forward-looking statements of REIT Americas, Inc. (the "Company") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to:

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

         These forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company's control) or other assumptions that may affect the Company's ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to continue as a going concern; the validity of the shares of Series A Preferred Stock issued by the Company; the availability of financing on terms acceptable to the Company; the management's ability to implement the Company's business and growth strategy; the management's ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and other risk factors, which are more fully described in the Company's Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-QSB, whether as a result of new information, future events or otherwise.

                            S.E.CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
           Registered Firm: Public Company Accounting Oversight Board


         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         --------------------------------------------------------------


Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of March 31, 2006 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended March 31, 2006 and 2005. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of REIT Americas, Inc. as of December 31, 2005, and in our report dated March 27, 2006, we expressed an opinion with the following qualifications.

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


/S/ S.E.CLARK & COMPANY, P.C.


Tucson, Arizona
May 11, 2006


--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                               SECLARKCPA@AOL.COM
                               ------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               REIT AMERICAS, INC.
              BALANCE SHEETS - MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2006           2005
                                                                 (UNAUDITED)     (AUDITED)
                                                                 -----------    -----------
ASSETS:

Cash and cash equivalents ....................................   $   103,357    $    22,812
Prepaid expenses .............................................        33,333         58,333
                                                                 -----------    -----------
           TOTAL ASSETS ......................................   $   136,690    $    81,145
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Accounts payable and accrued expenses ........................   $   428,966    $   430,381
Notes payable ................................................       250,000         75,000
                                                                 -----------    -----------
           TOTAL LIABILITIES .................................       678,966        505,381
                                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):

Convertible preferred stock, Series A, $.01 par value, 250,000         3,060          3,060
  shares authorized, 306,000 shares subscribed and paid

Common stock, $.01 par value;  10,000,000 shares authorized, .        11,976         11,976
  1,197,600 shares issued

Paid in capital ..............................................     3,923,763      3,923,763
Distributions in excess of net earnings ......................    (4,481,075)    (4,363,035)
                                                                 -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY
           (DEFICIENCY) ......................................      (542,276)      (424,236)
                                                                 -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY) ...............................   $   136,690    $    81,145
                                                                 ===========    ===========


       See Notes to Financial Statements and Review Report of Independent
                            Registered Accountants.

                               REIT AMERICAS, INC.
           STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET
             EARNINGS (3 MONTHS) - MARCH 31, 2006 AND MARCH 31, 2005

                                                                THREE MONTHS   THREE MONTHS
                                                                    ENDED         ENDED
                                                                  MARCH 31,     MARCH 31,
                                                                    2006          2005
                                                                 (UNAUDITED)   (UNAUDITED)
                                                                -----------    -----------
REVENUES:

Interest income .............................................   $      --      $      --
Other income ................................................          --             --
                                                                -----------    -----------

         TOTAL REVENUES .....................................             0              0
                                                                -----------    -----------

EXPENSES:

Interest expense ............................................         2,917           --
Advisory and other fees .....................................         7,500          7,500
Directors fees and other expenses ...........................        11,000         16,500
Other operating expenses ....................................        96,724          7,083
                                                                -----------    -----------
         TOTAL EXPENSES .....................................       118,041         31,083
                                                                -----------    -----------
NET INCOME (LOSS) ...........................................   ($  118,041)   ($   31,083)
                                                                ===========    ===========
NET INCOME (LOSS) PER SHARE .................................   ($     0.10)   ($     0.03)
                                                                ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING .........................     1,197,600      1,197,600
                                                                ===========    ===========
Distributions in excess of net earnings - beginning of period   ($4,363,034)   ($4,182,053)

Net income (loss) ...........................................      (118,041)       (31,083)

Distributions during the period .............................             0              0
                                                                -----------    -----------

Distributions in excess of net earnings - end of period .....   ($4,481,075)   ($4,213,136)
                                                                ===========    ===========


       See Notes to Financial Statements and Review Report of Independent
                            Registered Accountants.

                               REIT AMERICAS, INC.
     STATEMENTS OF CASH FLOW (3 MONTHS) - MARCH 31, 2006 AND MARCH 31, 2005

                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED           ENDED
                                                                    MARCH 31,        MARCH 31,
                                                                      2006             2005
                                                                   (UNAUDITED)      (UNAUDITED)
                                                                   -----------      -----------
CASH FLOWS FROM OPERATIONS:

Net income (loss) ..............................................   ($118,041)       ($ 31,083)

Changes in assets and liabilities:

    Amortization of prepaid consulting fee expense .............      25,000             --
    Accounts payable and accrued expenses ......................      (1,414)          24,000
                                                                   ---------        ---------
Net cash provided by (used for) operating activities ...........     (94,455)          (7,083)
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

    Increase in amounts Due to Advisor .........................        --              6,000
    Increase in Notes Payable ..................................     175,000             --
                                                                   ---------        ---------
Net cash provided by (used for) investing / financing activities     175,000            6,000
                                                                   ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......................      80,545           (1,083)

CASH AND CASH EQUIVALENTS - Beginning of period ................      22,812            2,271
                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS - End of period ......................   $ 103,357        $   1,188
                                                                   =========        =========

       See Notes to Financial Statements and Review Report of Independent
                            Registered Accountants.

                               REIT AMERICAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005

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

         From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last four fiscal years and the three months ended March 31, 2006, the Company did not engage in any significant business activities.

         The Company's management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders' investment in the Company. During 2005, and continuing in 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 2. "Management's Discussion and

Analysis or Plan of Operation." There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

         The historical financial statements presented are prepared under the assumption that the Company is qualified as a real estate investment trust ("REIT") and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 90% of the Company's real estate investment trust taxable income and the Company meets certain other conditions). In the event the Company does not qualify as a REIT, the Company would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Company would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash and cash equivalents in the amount of $103,357. See
Item 2. "Management's Discussion and Analysis

or Plan of Operation." Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         (5) Income Taxes - As of March 31, 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $3,423,298 which will expire beginning in 2020. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

         (8) Earnings (loss) per Share - Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. The 800,000 shares of common stock issued in the recapitalization were deemed issued as of February 22, 2003. The potential conversion of shares of preferred stock to common stock has been excluded from determination since the result would have an anti-dilutive effect.

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

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         At March 31, 2006 and December 31, 2005 the balance consisted of the following:

                                                            2006          2005
                                                          --------      --------
Accounts payable to third parties ..................      $110,011      $116,231
Accrued director and advisor fees ..................       229,925       226,300
Accrued interest ...................................         2,530         1,350
Obligation for contingently issuable shares ........        32,000        32,000
Cash advances from affiliates ......................        54,500        54,500
                                                          --------      --------
Total ..............................................      $428,966      $430,381
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

NOTE 6: NOTES PAYABLE

         On August 23, 2005, the board of directors ratified the issuance of promissory notes (the "Notes") to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange.

         On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company's common stock.

         On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company's common stock.

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

         On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement so the Company could cancel the shares on the books and records of the Transfer Agent. The Company received termination and release agreements for 579,699 shares, as of May 10, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); and Robert K. Rehm (60,000 shares).

         Management has also become aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005 may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. As a result, the shares of Series A Preferred Stock may be invalid. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to but may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock. Management is attempting to resolve this matter and determine its effect on the financial statements, if any. No adjustment has been made to the financial statements as the effect is currently undeterminable. The effects could range from no adjustment to reclassification of the $306,000 from equity to liabilities. Currently undeterminable litigation costs could also be incurred.

NOTE 8: CAPITALIZATION

         As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

         On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of December 31, 2005, $206,000 of this Series A Preferred Stock had been subscribed. Series A Preferred Stock is nonvoting. It is convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. If converted, it would have a substantial dilutive impact on existing stockholders. It is voluntarily convertible at the option of the Holder. It can also be called by the Board on the earlier of October 1, 2005 or as otherwise determined by the Board. It is also subject to redemption by the Company at its option at a price of $1.50 per share. Series A Preferred Stock includes 10% interest payable in kind with additional shares of common stock at the time of conversion. Series A Preferred Stock has liquidating preference to the shares of common stock and requires majority consent to authorize issuance of other shares of common or preferred stock. Series A Preferred Stock is mandatorily convertible, not mandatorily redeemable, at a fixed conversion rate, and is accordingly considered equity by FAS 150.

         In addition to 2,060,000 shares of common stock issuable on conversion as of October 1, 2005, approximately 323,000 additional shares of common stock were issuable in satisfaction of the approximately $32,000 10% coupon obligation related to Series A Preferred Stock.

         As noted above, the Dawson James agreement was also payable with 100,000 Series A Preferred Stock. Management believes it is more likely than not that the contract obligation will be satisfied with 1,000,000 shares of common stock in lieu of Series A Preferred Stock as if the shares of Series A Preferred Stock were converted. The Company may be required to issue additional 100,000 shares of common stock in satisfaction of $10,000 10% coupon obligation related to Series A Preferred Stock.

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

NOTE 9: RELATED PARTY TRANSACTIONS

         Effective March 1, 1998, the Company entered into an Advisory Agreement with HACG to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The Company paid advisory fees of $5,625 and accrued fees of $1,875 to the Advisor during the quarter ended March 31, 2006. Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees in the three months ended March 31, 2006.

NOTE 10: SUBSEQUENT EVENTS

         As of May 10, 2006, the Company received termination and release agreements for 579,699 shares of common stock reserved for MCCA and its assignees. The Company received termination and release agreements from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); and Robert K. Rehm (60,000 shares).

         On May 10, 2006, the Company issued by the Company in October 2005 and terminated warrants to purchase entered a Waiver and Release with a prior investor in connection with the $50,000 Note shares of the Company's common stock previously issued to such investor.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

BALANCE SHEET INFORMATION

MARCH 31, 2006 COMPARED TO DECEMBER 31, 2005

         TOTAL ASSETS. Total assets increased to $136,690 at March 31, 2006 from $81,145 at December 31, 2005 primarily due to unexpended note proceeds and unamortized prepaid expenses.

         TOTAL LIABILITIES. Total liabilities increased to $678,966 at March 31, 2006 from $505,381 at December 31, 2005 primarily due to the issuance of the Notes and accrual of directors and advisor fees.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2006 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2005

         NET LOSS. For the fiscal quarter ended March 31, 2006, the Company had a net loss of $118,041, or $0.10 per share, as compared to a net loss of $31,083, or $0.03 per share, for the fiscal quarter ended March 31, 2005. The increase in net loss is primarily a result of the increase in the professional fees paid by the Company.

         REVENUES. Revenues for the fiscal quarters ended March 31, 2006 and March 31, 2005 were zero, as the Company did not engage in any significant business activities during these fiscal quarters.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the fiscal quarters ended March 31, 2006 and March 31, 2005 was zero, as there were no assets to be depreciated.

         INTEREST EXPENSE. For the fiscal quarter ended March 31, 2006, interest expense totaled $2,917 compared with $0 for the fiscal quarter ended March 31, 2005. The increase was due to the interest obligation on the Notes.

         ADVISOR AND DIRECTORS FEES. Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees for the fiscal quarter ended March 31, 2006 were $11,000 compared with $16,500 for the fiscal quarter ended March 31, 2005. The reason for the decrease in directors fees was a result of having fewer directors on the board during the fiscal quarter ended March 31, 2006 than during the fiscal quarter ended March 31, 2005. All directors fees were accrued, but not paid, in the fiscal quarters ended March 31, 2006 and 2005, respectively. Advisor fees in the amount of $5,625 were paid during the fiscal quarter ended March 31, 2006. Advisor fees in the amounts of $1,875 and $7,500 were accrued during the fiscal quarters ended March 31, 2006 and 2005, respectively.

         OTHER EXPENSES. Other expenses for the fiscal quarter ended March 31, 2006 were $96,624, an increase from $7,083 incurred in the fiscal quarter ended March 31, 2005. Amortization of consulting fees paid to the placement agent and professional fees accounted for most of these other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalent were $103,357 at March 31, 2006 compared with $22,812 at December 31, 2005. Cash flows used for operations were $94,455 in the fiscal quarter ended March 31, 2006 and $7,083 in the fiscal quarter ended March 31, 2005. The increase in the cash flows was primarily the result of due diligence and legal costs incurred. Subscriptions to Series A Preferred Stock and the Notes were the primary source of working capital as efforts to recapitalize the Company were considered. At March 31, 2006, $250,000 was raised in the Notes offering. Total stockholders' deficiency increased from ($4,213,136) at March 31, 2005 to ($4,481,075) at March 31, 2006.

SERIES A PREFERRED STOCK

         In the period between October, 2003, and December, 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors. Prior to the issuance of these shares, in the fourth quarter of 2003, the Board of Directors authorized issuance of $250,000 of Series A Preferred Stock with a 10% coupon and containing the following general terms: (i) coupon payments to be paid in kind with additional shares of common stock at the time of conversion or redemption; (ii) par value to be $0.01 per share; (iii) minimum investment:
$10,000 and maximum investment $250,000 at a price of $1.00 per share; (iv) non-voting (except as required by law); (v) convertible (a) at the option of the holder into common stock of the Company at the rate of 10 shares of common stock for each share of Series A Preferred Stock, and (b) mandatorily convertible into common stock on the earlier of (x) October 1, 2005 or (y) as otherwise determined by the Board of Directors in their sole discretion; and (vi) subject to redemption at any time commencing from the date of issue at a price of $1.50 per share. As of December 31, 2004, the Company received subscriptions, which it accepted, in the amount of $206,000. All proceeds of the offering have been used for working capital of the Company. Dawson James Securities, Inc. was also compensated as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company.

         The Company may not have had the necessary authority to issue the shares of Series A Preferred Stock under the Maryland General Corporation Law. In addition, it may not have the necessary authority to issue the shares of common stock issuable upon conversion of Series A Preferred Stock. The Company did not file an amendment to its amended and restated Articles of Incorporation with the Maryland State Department of Assessments and Taxation to include the authorized preferred stock and the description of the rights and preferences of Series A Preferred Stock prior to the issuance of Series A Preferred Stock. As a result, shares of the Company's Series A Preferred Stock may be invalid due to the lack of appropriate authority to issue such shares under the Maryland General Corporation Law. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to under the Maryland General Corporation Law. However, holders of shares of Series A Preferred Stock may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are "accredited investors," as such term is defined in Regulation D promulgated by the SEC under the Securities Act, may also have the option of waiving such rescission rights and subscribing to shares of the Company's common stock.

BRIDGE LOAN PROMISSORY NOTES

         On August 23, 2005, the board of directors ratified the issuance of the Notes to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date, and a final balloon payment of outstanding principal and all accrued and unpaid interest on the Maturity Date, which is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000.

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

         On March 1, 2006, the Company issued Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company's common stock. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

         In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after December 15, 2005, Since the Company has no employees, it does not expect the effect of implementation will have a significant impact on the Company's financial statememt.

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

SUBSEQUENT EVENTS

         As of May 10, 2006, the Company received termination and release agreements for 579,699 shares of common stock reserved for MCCA and its assignees. The Company received termination and release agreements from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); and Robert K. Rehm (60,000 shares).

         On May 10, 2006, the Company entered into a Wavier and Release with a prior investor in connection with the $50,000 Note issued by the Company in September 2005 and terminated warrants to purchase 50,000 shares of the Company's common stock previously issued to such investor.

ITEM 3.  CONTROLS AND PROCEDURES.

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission's (the "SEC") rules and forms.

         The Company's principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the fiscal quarter ended March 31, 2006, the Company did not timely file Current Reports on Form 8-K related to the Company's: (i) issuance of the Notes in the aggregate principal amount of $200,000 on February 21, 2006; (ii) entry into a verbal agreement with Heritage as the Advisor to the Company on March 14, 2006; and (iii) entry into a Waiver and Release, dated March 1, 2006, related to the repayment and termination of the Note, on or about March 22, 2006, in the aggregate principal amount of $25,000 and the termination of warrants to purchase 25,000 shares of the Company's common stock.

         There have been no changes in the internal control over financial reporting ("Internal Control") during the quarter ended March 31, 2006 (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On October 31, 2005, Dorothy R. Clarke, by and through her Plenary Guardian of the Person and Property, Donna Savary, commenced an action against Watercrest Nursing and Rehabilitation Center, Inc. and the Company, Case No. 05-21182 CA 08, Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida. Ms. Clarke alleged that the Company, as an alleged owner of the real property and building at which Watercrest Nursing and Rehabilitation Center, Inc. operated its business, failed to maintain the premises in a safe condition. As a result of the alleged negligence by the Company, on November 17, 2001, Ms. Clarke fell from a second story window and was injured. Ms. Clarke is seeking unspecified damages resulting from her fall. On November 17, 2001, the Company was not the owner of the premises and has denied all liability in connection with this matter. As a result, the Company intends to move for summary final judgment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On August 23, 2005, the board of directors ratified the issuance of the Notes to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date, and a final balloon payment of outstanding principal and all accrued and unpaid interest on the Maturity Date, which is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On February 21, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company's common stock. The Company offered and sold the Notes and warrants to purchase shares of the Company's common stock in the foregoing private placement to an "accredited investor" without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

ISSUANCE OF NOTES IN THE AGGREGATE PRINCIPAL AMOUNT OF $200,000

         On February 21, 2006, the Company completed the private placement (the "Private Placement") of a $200,000 Note and a warrant to purchase 200,000 shares of the Company's common stock to an "accredited investor," as such term is defined in Rule 501 of Regulation D promulgated by the SEC under the Securities Act. In connection with the Private Placement, the Company and the investor entered into a Subscription Agreement, a Note and a Registration Rights Agreement (collectively, the "Private Placement Documents"), which are attached hereto as Exhibit 10.1, 4.1 and 10.2, respectively. Pursuant to the terms of the Subscription Agreement, the investor loaned to the Company $200,000, which is evidenced by the Note, and the Company issued to the investor a warrant to purchase 200,000 shares of its common stock.

         The Note bears interest at the rate of eight percent (8%) per year with quarterly interest payments due on each January 1st, April 1st, July 1st and October 1st until the Maturity Date. A final balloon payment of the outstanding principal and all accrued and unpaid interest is due on the Maturity Date, which is the earlier of: (i) September 30, 2006; or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2.0 million. Events of default under the Note, include, but are not limited to, any breach by the Company of any of the terms of the warrant or the Registration Rights Agreement, which breach remains uncured for more than 5 days after receipt of written notice. Upon an event of default, the investor may, at his option, accelerate maturity and cause the entire unpaid principal balance of the Note, with interests, fees and charges accrued thereon, to become immediately due and payable. Upon an event of default, the entire unpaid principal balance and interest then accrued will bear interest at ten percent (10%) per year on the unpaid balance until paid.

         Under the Registration Rights Agreement, subject to the Company having shares of its common stock quoted or listed on a public market (OTC Bulletin Board, NASDAQ or an exchange), the Company will use its reasonable efforts to register the common stock issuable to the investor upon exercise of the warrant through "piggyback" registration. Pursuant to the Registration Rights Agreement, the Company is not obligated to file a registration statement with the SEC within any timeframe and the Company is not required to keep the registration statement effective for a period greater than one year from the effective date of registration. The Company will have no obligations under the Registration Rights Agreement if the common stock issuable upon the exercise of the warrant can be sold without registration under Rule 144(k) promulgated by the SEC under the Securities Act.

         The warrant, attached hereto as Exhibit 4.2, entitles the investor to purchase 200,000 shares of common stock at an exercise price of $0.10 per share, subject to adjustments as described below, at any time prior to 5:00 p.m., New York time, on July 30, 2008. The exercise price and/or the number of shares of common stock issuable upon the exercise of the warrant is subject to adjustments that include, without limitation, a stock dividend, stock split, recapitalization, consolidation or merger to which the Company is a party, or the sale of all or substantially all of the Company's property. The Company may at any time during the term of the warrant reduce the then current exercise price to any amount deemed appropriate by the board of the directors of the Company and/or extend the date of expiration of the warrant.

         The Private Placement Documents also include various representations, warranties and covenants that are customary for a transaction of this nature. The foregoing brief summary of the Private Placement Documents is not intended to be complete and is qualified in its entirety by reference to the documents attached hereto as exhibits.

ENTRY INTO WAIVER AND RELEASE RELATED TO THE REPAYMENT AND TERMINATION OF A NOTE AND TERMINATION OF WARRANTS

         On or about February 28, 2006, the Company entered into a Waiver and Release, attached hereto as Exhibit 10.3, with Mr. Fishbone who purchased a $25,000 Note and a warrant to purchase 25,000 shares of the Company's common stock on October 21, 2005. Pursuant to the Waiver and Release, on or about March 22, 2006, the Company paid the investor $25,406 in full satisfaction of the principal and accrued interest due under the Note. The investor agreed to release the Company and the placement agent from any and all actions, debts, contracts, judgments, damages, claims and demands, in law or equity, arising from the investor's participation in the October 21, 2005 private placement offering and the transaction documents related to that offering. The foregoing brief summary of the Waiver and Release is not intended to be complete and is qualified in its entirety by reference to the document attached hereto.

AGREEMENT WITH THE ADVISOR

         As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The Advisor Agreement by and between the Company and HACG, dated as of March 1, 1998, was filed as Exhibit 10.95 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Heritage is the general partner of HACG.

[ENTRY INTO TERMINATION AGREEMENT AND RELEASE RELATED TO SHARES OF THE COMPANY'S COMMON STOCK

         On or about [__________ __, 2006], the Company entered into a Termination Agreement and Release, attached hereto as Exhibit 10.4, with the individuals in connection with the MCCA transaction. Pursuant to the Termination Agreement and Release, all parties acknowledged that the Letter of Intent (the "LOI") dated September 30, 2002 was terminated. In addition, each party acknowledged that MCCA and each of its assignees never had any right or claim to 800,000 shares (the "Shares") of the Company's common stock and waived any and all claims each party had or would have thereafter against the Shares. Each party acknowledged also that the Shares previously reserved on the books of the Company's transfer agent would be cancelled of record and returned to the Company's treasury. MCCA and the assignees also released the Company from any and all claims each had or would have thereafter against the Company arising out of the LOI or the cancellation of the Shares. Ms. Cozza, one of the parties to the Termination Agreement and Release, is the Company's director and Chief Executive Officer. The foregoing brief summary of the Termination Agreement and Release is not intended to be complete and is qualified in its entirety by reference to the document attached hereto.]

ITEM 6. EXHIBITS.

EXHIBIT NO.  DESCRIPTION
-----------  -----------

    4.1      Note in the Principal Amount of $200,000 dated February 21,
             2006.

    4.2 Warrant to Purchase 200,000 Shares of the Company's Common Stock dated February 21, 2006.

    10.1     Subscription Agreement dated February 21, 2006.

    10.2     Registration Rights Agreement dated February 21, 2006.

    10.3     Waiver and Release dated as of February 28, 2006.

    10.4     Termination Agreement and Release dated as of [__________ __,
             ____]

    31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
             Section 1350.

    32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
             Section 1350.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 12, 2006                  By: /S/ F. DALE MARKHAM
                                         ---------------------------------------
                                          F. Dale Markham
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  May 12, 2006                  By: /S/ MARY D. COZZA
                                       ----------------------------------------
                                         Mary D. Cozza
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and Chief
                                         Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------

    4.1      Note in the Principal Amount of $200,000 dated February 21,
             2006.

    4.2 Warrant to Purchase 200,000 Shares of the Company's Common Stock dated February 21, 2006.

    10.1     Subscription Agreement dated February 21, 2006.

    10.2     Registration Rights Agreement dated February 21, 2006.

    10.3     Waiver and Release dated as of February 28, 2006.

    10.4     Termination Agreement and Release dated as of [__________ __,
             ____]

    31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
             Section 1350.

    32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
             Section 1350.