Form 10QSB/A
period 2006-03-31
REIT AMERICAS, INC.
filed 2006-06-21
CIK 810836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (Amendment No.1)


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

                                EXPLANATORY NOTE


REIT Americas, Inc. is filing this amendment on Form 10-QSB/A (Amendment No. 1) to amend its quarterly report on Form 10-QSB (the "Form 10-QSB") for the fiscal quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006, to correct certain typographical errors in the Form 10-QSB.

                               REIT AMERICAS, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

         ITEM 1.  FINANCIAL STATEMENTS.........................................3

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
                                                                 ===========    ===========


       See Notes to Financial Statements and Review Report of Independent
                            Registered Accountants.

                               REIT AMERICAS, INC.
           STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET
             EARNINGS (3 MONTHS) - MARCH 31, 2006 AND MARCH 31, 2005

                                                                THREE MONTHS   THREE MONTHS
                                                                    ENDED         ENDED
                                                                  MARCH 31,     MARCH 31,
                                                                    2006          2005
                                                                 (UNAUDITED)   (UNAUDITED)
                                                                -----------    -----------
REVENUES:

Interest income .............................................   $      --      $      --
Other income ................................................          --             --
                                                                -----------    -----------

         TOTAL REVENUES .....................................             0              0
                                                                -----------    -----------

EXPENSES:

Interest expense ............................................         2,917           --
Advisory and other fees .....................................         7,500          7,500
Directors fees and other expenses ...........................        11,000         16,500
Other operating expenses ....................................        96,624          7,083
                                                                -----------    -----------
         TOTAL EXPENSES .....................................       118,041         31,083
                                                                -----------    -----------
NET INCOME (LOSS) ...........................................   ($  118,041)   ($   31,083)
                                                                ===========    ===========
NET INCOME (LOSS) PER SHARE .................................   ($     0.10)   ($     0.03)
                                                                ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING .........................     1,197,600      1,197,600
                                                                ===========    ===========
Distributions in excess of net earnings - beginning of period   ($4,363,034)   ($4,182,053)

Net income (loss) ...........................................      (118,041)       (31,083)

Distributions during the period .............................             0              0
                                                                -----------    -----------

Distributions in excess of net earnings - end of period .....   ($4,481,075)   ($4,213,136)
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


         On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC ("MCCA") whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the "Shares"). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement. The Company received termination and release agreements for 579,699 shares, as of May 10, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); and Robert K. Rehm (60,000 shares).


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


         On May 10, 2006, the Company entered into a Waiver and Release with a prior investor in connection with the $50,000 Note issued by the Company and terminated warrants to purchase 50,000 shares of the Company's common stock previously issued to such investor.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

         In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after December 15, 2005. Since the Company has no employees, it does not expect the effect of implementation will have a significant impact on the Company's financial statements.

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


         On May 10, 2006, the Company entered into a Waiver and Release with a prior investor in connection with the $50,000 Note issued by the Company and terminated warrants to purchase 50,000 shares of the Company's common stock previously issued to such investor.

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


         The Company's principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the fiscal quarter ended March 31, 2006, the Company did not timely file Current Reports on Form 8-K related to the Company's: (i) issuance of the Notes in the aggregate principal amount of $200,000 on March 1, 2006; (ii) entry into a verbal agreement with Heritage as the Advisor to the Company on March 14, 2006; (iii) entry into a Waiver and Release, dated February 28, 2006, related to the repayment and termination of the Note, on or about March 22, 2006, in the aggregate principal amount of $25,000 and the termination of warrants to purchase 25,000 shares of the Company's common stock; and (iv) entry into a Termination Agreement and Release related to the Shares of the Company's common stock on March 23, 2006.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


         On August 23, 2005, the board of directors ratified the issuance of the Notes to "accredited investors," as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date, and a final balloon payment of outstanding principal and all accrued and unpaid interest on the Maturity Date, which is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the "Maturity Date"). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On March 1,2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company's common stock. The Company offered and sold the Notes and warrants to purchase shares of the Company's common stock in the foregoing private placement to an "accredited investor" without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

ISSUANCE OF NOTES IN THE AGGREGATE PRINCIPAL AMOUNT OF $200,000


         On March 1, 2006, the Company completed the private placement (the "Private Placement") of a $200,000 Note and a warrant to purchase 200,000 shares of the Company's common stock to an "accredited investor," as such term is defined in Rule 501 of Regulation D promulgated by the SEC under the Securities Act. In connection with the Private Placement, the Company and the investor entered into a Subscription Agreement, a Note and a Registration Rights Agreement (collectively, the "Private Placement Documents"), which are attached hereto as Exhibit 4.1, 4.2 and 10.2, respectively. Pursuant to the terms of the Subscription Agreement, the investor loaned to the Company $200,000, which is evidenced by the Note, and the Company issued to the investor a warrant to purchase 200,000 shares of its common stock.


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


ENTRY INTO TERMINATION AGREEMENT AND RELEASE RELATED TO SHARES OF THE COMPANY'S COMMON STOCK

On or about March 23, 2006, the Company entered into a Termination Agreement and Release, attached hereto as Exhibit 10.4, with the individuals in connection with the MCCA transaction. Pursuant to the Termination Agreement and Release, all parties acknowledged that the Letter of Intent (the "LOI") dated September 30, 2002 was terminated. In addition, each party acknowledged that MCCA and each of its assignees never had any right or claim to 800,000 shares (the "Shares") of the Company's common stock and waived any and all claims each party had or would have thereafter against the Shares. Each party acknowledged also that the Shares previously reserved on the books of the Company's transfer agent would be cancelled of record and returned to the Company's treasury. MCCA and the assignees also released the Company from any and all claims each had or would have thereafter against the Company arising out of the LOI or the cancellation of the Shares. Ms. Cozza, one of the parties to the Termination Agreement and Release, is the Company's director and Chief Financial Officer. The foregoing brief summary of the Termination Agreement and Release is not intended to be complete and is qualified in its entirety by reference to the document attached hereto.

ITEM 6. EXHIBITS.

EXHIBIT NO.  DESCRIPTION
-----------  -----------


    4.1      Note in the Principal Amount of $200,000.

    4.2      Form of Warrant to Purchase the Company's Common Stock.

    10.1     Subscription Agreement Related to the $200,000 Investment.

    10.2     Registration Rights Agreement Related to the $200,000 Investment.


    10.3     Waiver and Release dated as of February 28, 2006.


    10.4     Form of Termination Agreement and Release dated March 23, 2006.



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



Date:  May 26, 2006                  By: /S/ F. DALE MARKHAM
                                         ---------------------------------------
                                          F. Dale Markham
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  May 30, 2006                  By: /S/ MARY D. COZZA
                                       ----------------------------------------
                                         Mary D. Cozza
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and Chief
                                         Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------


    4.1      Note in the Principal Amount of $200,000.

    4.2      Form of Warrant to Purchase the Company's Common Stock.

    10.1     Subscription Agreement Related to the $200,000 Investment.

    10.2     Registration Rights Agreement Related to the $200,000 Investment.


    10.3     Waiver and Release dated as of February 28, 2006.


    10.4     Form of Termination Agreement and Release dated March 23, 2006.


    31.1 Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    31.2 Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

    32.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
             Section 1350.

    32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
             Section 1350.