Form 10QSB
period 2006-06-30
REIT AMERICAS, INC.
filed 2006-08-21
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 33-11863

REIT AMERICAS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	86-0576027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 N. Swan Rd., Suite 300, Tucson, AZ 85712
(Address of principal executive offices)

(520) 326-2000
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2006:    3,391,730 shares of common stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐ No ☑

REIT AMERICAS, INC.

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-QSB (the “Form 10-QSB”) that are not purely historical are forward-looking statements of REIT Americas, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to:

a)	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

b)	statements of strategic plans and objectives of the Company’s management or board of directors;

c)	statements regarding the Company’s future economic performance;

d)	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

e)	any statements using such words as “anticipate,” expect,” “may,” “project,” “intend” or similar expressions.

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to continue as a going concern; the validity of the shares of Series A Preferred Stock issued by the Company; the availability of financing on terms acceptable to the Company; the management’s ability to implement the Company’s business and growth strategy; the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and other risk factors, which are more fully described in the Company’s Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-QSB, whether as a result of new information, future events or otherwise.

REIT AMERICAS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of June 30, 2006 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended June 30, 2006 and 2005. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include adjustments that may result from the ultimate resolution of these matters.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
August 11, 2006

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

REIT AMERICAS, INC.

BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:

Cash and cash equivalents	$21,725	$22,812
Prepaid expenses	23,666	58,333

TOTAL ASSETS	$45,391	$81,145

Liabilities and Stockholders’ Equity (Deficiency):

Accounts payable and accrued expenses	$277,264	$430,381
Notes payable	200,000	75,000

TOTAL LIABILITIES	477,264	505,381

Stockholders’ Equity (Deficiency):
Convertible preferred stock, Series A, $.01 par value, 250,000 shares authorized, 306,000 shares subscribed and paid	3,060	3,060

Common stock, $.01 par value; 10,000,000 shares authorized, 3,391,730 and 1,197,600 shares issued	33,917	11,976

Paid in capital	4,204,234	3,923,763
Distributions in excess of net earnings	(4,673,084)	(4,363,035)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(406,873)	(424,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$45,391	$81,145

See Notes to Financial Statements and Review Report of Independent Registered Accountants.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
IN EXCESS OF NET EARNINGS
For the Three Months Ended June 30, 2006 and June 30, 2005

	Three Months Ended June 30, 2006 (Unaudited)	Three Months Ended June 30, 2005 (Unaudited)
REVENUES:

Other income	$—	$3,481

TOTAL REVENUES	—	3,481

EXPENSES:

Interest expense	7,654	—
Advisory and other fees	9,375	7,500
Directors fees and other expenses	17,204	16,500
Other operating expenses	157,777	28,106

TOTAL EXPENSES	192,010	52,106

NET INCOME (LOSS)	$(192,010)	$(48,625)

NET INCOME (LOSS) PER SHARE	$(0.14)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,384,676	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,481,075)	$(4,213,137)

Net income (loss)	(192,010)	(48,625)

Distributions during the period	—	—

Distributions in excess of net earnings - end of period	$(4,673,084)	$(4,261,762)

See Notes to Financial Statements and Review Report of Independent Registered Accountants.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2006 and June 30, 2005

	Three Months Ended June 30, 2006 (Unaudited)	Three Months Ended June 30, 2005 (Unaudited)
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(192,010)	$(48,625)

Changes in assets and liabilities:
Prepaid expenses	25,000	—
Accounts payable and accrued expenses	135,378	24,000

Net cash provided by (used for) operating activities	(31,632)	(24,625)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Advances from advisors	—	25,000
Partial repayment of notes payable	(50,000)	—

Net cash provided by (used for) investing / financing activities	(50,000)	25,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,632)	375

CASH AND CASH EQUIVALENTS - Beginning of period	103,357	1,188

CASH AND CASH EQUIVALENTS - End of period	$21,725	$1,563

NON-CASH TRANSACTIONS:

Expenses prepaid with common stock	$15,333

Liabilities paid with common stock	287,010

See Notes to Financial Statements and Review Report of Independent Registered Accountants.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
IN EXCESS OF NET EARNINGS
For the Six Months Ended June 30, 2006 and June 30, 2005

	Six Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)
REVENUES:

Other income	$—	$3,481

TOTAL REVENUES	—	3,481

EXPENSES:

Interest expense	10,570	—
Advisory and other fees	15,000	15,000
Directors fees and other expenses	28,204	33,000
Other operating expenses	256,276	35,190

TOTAL EXPENSES	310,050	83,190

NET INCOME (LOSS)	$(310,050)	$(79,709)

NET INCOME (LOSS) PER SHARE	$(0.24)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,291,138	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,363,034)	$(4,182,053)

Net income (loss)	(310,050)	(79,709)

Distributions during the period	—	—

Distributions in excess of net earnings - end of period	$(4,673,084)	$(4,261,762)

See Notes to Financial Statements and Review Report of Independent Registered Accountants.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2006 and June 30, 2005

	Six Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(310,050)	$(79,709)

Changes in assets and liabilities:
Prepaid expenses	50,000	—
Accounts payable and accrued expenses	133,943	48,000

Net cash provided by (used for) operating activities	(126,087)	(31,709)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Advances from advisors	—	31,000
Partial repayment of notes payable	125,000	—

Net cash provided by (used for) investing / financing activities	125,000	31,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,087)	(709)

CASH AND CASH EQUIVALENTS - Beginning of period	22,812	2,272

CASH AND CASH EQUIVALENTS - End of period	$21,725	$1,563

NON-CASH TRANSACTIONS:

Expenses prepaid with common stock	$15,333

Liabilities paid with common stock	287,010

See Notes to Financial Statements and Review Report of Independent Registered Accountants.

REIT AMERICAS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Fiscal Quarter Ended June 30, 2006

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein are unaudited.  However, in the opinion of management, the interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the “Company”), is a Maryland corporation formed on February 6, 1987. The Company changed its name from Harbor American Health Care Trust, Inc. to Healthcare Investors of America, Inc. effective December 27, 1996 and from Healthcare Investors of America, Inc. to REIT Americas, Inc. on June 25, 2004. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

Effective March 14, 2006, the Company appointed Heritage Advisory Corporation (“Heritage” or the “Advisor”) as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with Harbor American Capital Group (“HACG”), to provide the same advisory services as previously provided by HACG. Heritage is owned by James R. Sellers. The directors of the Company manage and control the affairs of the Company and have general responsibility and ultimate authority affecting the investments of the Company. The directors engaged the Advisor as an investment advisor to select investments and supervise the day-to-day operations of the Company. The Advisor’s duties include, but are not limited to, the following: reviewing and analyzing investments for the Company, performing due diligence, recommending investments and presenting them for the board’s consideration. The Advisor also handles other day-to-day functions, such as corresponding with stockholders and maintaining the books and records of the Company and any other functions required to be done on behalf of the Company.

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last four fiscal years and the six months ended June 30, 2006, the Company did not engage in any significant business activities.

The Company’s management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company. During 2005, and continuing in 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.” There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

The historical financial statements presented are prepared under the assumption that the Company is qualified as a real estate investment trust (“REIT”) and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 90% of the Company’s real estate investment trust taxable income and the Company meets certain other conditions). In the event the Company does not qualify as a REIT, the Company would be taxable as a C corporation under the Internal Revenue Code. However, as a taxable corporation, the Company would not owe any current tax or tax for prior years due to its net operating loss carryovers. Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

There are specific requirements under the Internal Revenue Code which must be met in order to be qualified as a REIT, such as organizational, income source, income distribution and other requirements. Potentially significant monetary penalties, primarily keyed to taxable income, may be imposed on a REIT that fails to meet all relevant requirements. To date, no challenge to the REIT status or claim for assessment of penalties has been made by any taxing authority. In the event of such challenge or assessment management asserts that it would vigorously defend the Company’s qualification and compliance.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash and cash equivalents in the amount of $21,725. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.” Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)   Income Taxes - As of June 30, 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $3,423,298 which will expire beginning in 2020. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

On June 28, 2004, the Company entered into a Letter of Intent with Gorco Development Corp. (“Gorco”) of Delray Beach, Florida, wherein the Company agreed, subject to raising capital in the amount of not less than $15,000,000 pursuant to Rule 506 under the Securities Act of 1933, to fund a construction loan in the amount of $13,250,000 to construct a 115,000 sq. ft. self storage project in West Palm Beach, Florida. Terms of the Letter of Intent included the advance of $50,000 as an option deposit on the land to be acquired on which the self storage project was to be built. As of March 27, 2005, this transaction was considered canceled. Gorco has canceled its purchase contract due to inability to meet time deadlines but may be able to negotiate with the seller to re-instate the purchase contract. No assurance can be given that the conditions precedent for closing the loan transaction will occur, or that if the loan is closed that this project will be completed as planned. Accordingly, management has recognized an impairment loss equal to the full value of this asset.

NOTE 4:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2006 and December 31, 2005 the balance consisted of the following:

	2006	2005

Accounts payable to third parties	$174,097	$116,231
Accrued director and advisor fees	7,500	226,300
Accrued interest	8,583	1,350
Obligation for contingently issuable shares	42,584	32,000
Cash advances from affiliates	44,500	54,500
Total	$277,264	$430,381

NOTE 5:	DISPUTED CLAIMS

Management of the predecessor Advisor, HACG, entered into certain transactions related to the potential debt refinancing and/or sale of properties. The Company has recorded certain professional fees related to those transactions as disputed claims, believing that they are obligations, not of the Company, but of former management or other third parties. In connection with one of these disputes, the Company was named a codefendant with the predecessor Advisor, for payment of fees totaling approximately $50,000 which related to establishing the advisory relationship with the predecessor Advisor. The advisory relationship was terminated by the Company for nonperformance of management of the predecessor Advisor. This action was settled and dismissed effective June 9, 2005.

Prior to 2005, the Company received legal billings of approximately $99,000 from two law firms, which Management believes may be related to due diligence on transactions that may have been recommended by the Advisor as Company acquisitions. Management is aware that one or both of these law firms could make claims for payment that will be in excess of cash flow available for working capital. To date, the responsibility for payment of these billings has not been determined but efforts are ongoing to make this determination.

NOTE 6:	NOTES PAYABLE

On August 23, 2005, the board of directors ratified the issuance of promissory notes (the “Notes”) to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a stock exchange.

On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock.

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock.

On or about March 22, 2006, the Company paid the sum of $25,406, inclusive of all principal and accrued interest, to a prior investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s common stock previously issued to such investor. On or about May 26, 2006, the Company paid the sum of $50,614, inclusive of all principal and accrued interest , to a prior investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 50,000 shares of the Company’s common stock previously issued to this investor.

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

On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC (“MCCA”) whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the “Shares”). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement. As of June 30, 2006, the Company received termination and release agreements for 717,398 shares from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); Chad M. Harrington (119,699 shares), James R. Sellers, (6,000 shares); Grady P. Hunter, (6,000 shares); F. Dale Markham, (6,000 shares); and Robert K. Rehm (60,000 shares). One shareholder holding 82,602 shares has refused to execute the termination and release agreement. The Company has caused these 82,602 shares to be cancelled and has issued its indemnity for such release to the transfer agent.

Management has also become aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005 may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. As a result, the shares of Series A Preferred Stock may be invalid. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to but may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are “accredited investors,” may also have the option of waiving such rescission rights and subscribing to shares of the Company’s common stock. Management is attempting to resolve this matter and determine its effect on the financial statements, if any. No adjustment has been made to the financial statements as the effect is currently undeterminable. The effects could range from no adjustment to reclassification of the $306,000 from equity to liabilities. Currently undeterminable litigation costs could also be incurred.

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

In addition to 2,060,000 shares of common stock issuable on conversion as of October 1, 2005, approximately 425,836 additional shares of common stock were issuable in satisfaction of the approximately $42,584 10% coupon obligation related to Series A Preferred Stock.

As noted above, the Dawson James agreement was also payable with 100,000 shares of Series A Preferred Stock. Management has received a written waiver from Dawson James of any interest payments in connection with its shares since Dawson James received their 100,000 shares of Series A Preferred Stock.

On June 3, 2006, the Board of Directors approved the issuance of shares of common stock of the Company to the following persons: (i) 1,769,130 shares, in the aggregate, to certain current and former directors in lieu of accrued but unpaid directors fees; (ii) 300,000 shares, in the aggregate, to current members of the Board of Directors as compensation for their services; (iii) 825,000 shares, in the aggregate, to persons who provided services to the Company in lieu of accrued but unpaid fees; and (iv) 100,000 shares to a creditor in lieu of payment owed to said creditor.

The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

NOTE 9:	RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Company entered into an Advisory Agreement with HACG to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company. As of March 14, , 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The Company paid and accrued fees totaling $7,500 to the Advisor during the quarter ended June 30, 2006. Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees in the three months ended June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Overview and Plan of Operation

The investment objectives of the Company’s business plan are: (i) to provide quarterly or more frequent cash distributions to stockholders from operations, (ii) to provide long-term capital appreciation to stockholders, and (iii) to preserve and protect the stockholders’ original invested capital.

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

The ability of the Company to undertake such investments is dependent upon the availability of capital. No assurance can be given that adequate capital will become available to meet these objectives. The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

Balance Sheet Information

June 30, 2006 Compared to December 31, 2005

Total assets. Total assets decreased to $45,391 at June 30, 2006 from $81,145 at December 31, 2005 primarily due to the write-off of a $50,000 deposit on a real estate transaction.

Total liabilities. Total liabilities decreased to $477,264 at June 30, 2006 from $505,381 at December 31, 2005 primarily due to the repayment of previously issued Notes and exchange of common stock of the Company as payment for various obligations.

Results of Operations

Three Months and Six Months Ended June 30, 2006 Compared to Three Months and Six Months Ended June 30, 2005

Net loss. For the fiscal quarter ended June 30, 2006, the Company had a net loss of $192,010, or $0.14 per share, as compared to a net loss of $48,625, or $0.04 per share, for the fiscal quarter ended June 30, 2005. The increase in net loss is primarily a result of the increase in the professional fees paid by the Company. For the six month period ending June 30, 2006, the Company had a net loss of $310,050, or $0.24 per share, as compared to a net loss of $79,709 for the six month period ended June 30, 2005. The increase in net loss is primarily a result of the increase in professional fees paid by the Company.

Revenues. Revenues for the three months and the six months ended June 30, 2006 were zero, as compared with $3,481 of revenues related to amortized prepaid expenses during both the three month and six month periods ended June 30, 2005.

Interest Expense. For the fiscal quarter ended June 30, 2006, interest expense totaled $7,654 compared with $0 for the fiscal quarter ended June 30, 2005. For the six month period ended June 30, 2006, interest expense totaled $10,570 compared with $0 for the six month period ended June 30, 2005. In both periods, the increases were due to the interest obligation on the Notes.

Advisor and Directors Fees. Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees and travel expenses for the fiscal quarter ended June 30, 2006 were $17,204 compared with $16,500 for the fiscal quarter ended June 30, 2005. The reason for the increase in directors fees was a result of having two new directors on the board effective May 1, 2006. Directors fees for the six month period ended June 30, 2006, were $28,204 compared with $33,000 for the six month period ended June 30, 2005. This decrease was due to a decrease in the number of directors during this period. All directors fees were accrued, in the fiscal quarters ended June 30, 2006 and 2005, respectively. Advisor fees in the amount of $9,375 were paid or accrued during the fiscal quarter ended June 30, 2006, compared with Advisor fees in the amount of $7,500 during the fiscal quarter ended June 30, 2005. Advisor fees in the amount of $15,000 were paid in both six month periods ended June 30, 2006 and June 30, 2005. During the quarter and six month periods ended June 30, 2006, Directors fees totaling $191,580 and Advisor fees totaling $60,500 were paid through the issuance of common stock.

Other Expenses. Other expenses for the fiscal quarter ended June 30, 2006 were $157.777, an increase from $28,106 incurred in the fiscal quarter ended June 30, 2005. For the six month period ended June 30, 2006, other expenses were $256,276 as compared with $35,190 for the six month period ended June 30, 2005. For both the three month and the six month periods, amortization of consulting fees paid to the placement agent and professional fees accounted for most of these other expense increases.

Liquidity and Capital Resources

Cash and cash equivalents were $21,725 at June 30, 2006 compared with $22,812 at December 31, 2005. Cash flows used for operations were $31,632 in the fiscal quarter ended June 30, 2006 and $24,625 in the fiscal quarter ended June 30, 2005. Cash flows used for operations were $126,087 for the six month period ended June 30, 2006, as compared with $31,709 for the six month period ended June 30, 2005. The increase in cash used in both periods was primarily due to repayment of Notes and due diligence and legal costs incurred. Subscriptions to Series A Preferred Stock and the Notes were the primary source of working capital as efforts to recapitalize the Company were considered. Total stockholders’ deficiency decreased from ($424,236) at December 31, 2005 to ($406,873) at June 30, 2006 due to issuance of common stock to be exchanged for various debt obligations..

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

The Company may not have had the necessary authority to issue the shares of Series A Preferred Stock under the Maryland General Corporation Law. In addition, it may not have the necessary authority to issue the shares of common stock issuable upon conversion of Series A Preferred Stock. The Company did not file an amendment to its amended and restated Articles of Incorporation with the Maryland State Department of Assessments and Taxation to include the authorized preferred stock and the description of the rights and preferences of Series A Preferred Stock prior to the issuance of Series A Preferred Stock. As a result, shares of the Company’s Series A Preferred Stock may be invalid due to the lack of appropriate authority to issue such shares under the Maryland General Corporation Law. Invalidly issued shares would be considered void, which means that they have the effect of not having been issued at all. Holders of such invalidly issued shares may not have certain rights that preferred stockholders may be generally entitled to under the Maryland General Corporation Law. However, holders of shares of Series A Preferred Stock may have rescission rights under the federal and/or state securities laws. Holders of shares of Series A Preferred Stock who are “accredited investors,” as such term is defined in Regulation D promulgated by the SEC under the Securities Act, may also have the option of waiving such rescission rights and subscribing to shares of the Company’s common stock.

Bridge Loan Promissory Notes

On August 23, 2005, the board of directors ratified the issuance of the Notes to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes carry an interest rate of 8% per annum and the interest is to be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date, and a final balloon payment of outstanding principal and all accrued and unpaid interest on the Maturity Date, which is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000. Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange.

On October 21, 2005, the Company issued Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock. Dawson James Securities, Inc. was paid $8,250 in connection with this transaction.

On March 1, 2006, the Company issued Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

On or about March 22, 2006, the Company paid the sum of $25,406, inclusive of all principal and accrued interest, to a prior investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s common stock previously issued to such investor. On or about May 26, 2006, the Company paid the sum of $50,614, inclusive of all principal and accrued interest, to a prior investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 50,000 shares of the Company’s common stock previously issued to this investor.

Strategic Plan

Management’s plans include developing new business through recapitalization efforts. There can be no assurance that this recapitalization plan will be successful and if new capital is raised that plans to invest in additional income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

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

Recently Adopted Accounting Pronouncements

The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after December 15, 2005. Since the Company has no employees, it does not expect the effect of implementation will have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

ITEM 3.	CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.

There have been no changes in the internal control over financial reporting (“Internal Control”) during the quarter ended June 30, 2006 (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 31, 2005, Dorothy R. Clarke, by and through her Plenary Guardian of the Person and Property, Donna Savary, commenced an action against Watercrest Nursing and Rehabilitation Center, Inc. and the Company, Case No. 05-21182 CA 08, Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida. Ms. Clarke alleged that the Company, as an alleged owner of the real property and building at which Watercrest Nursing and Rehabilitation Center, Inc. operated its business, failed to maintain the premises in a safe condition. As a result of the alleged negligence by the Company, on November 17, 2001, Ms. Clarke fell from a second story window and was injured. Ms. Clarke was seeking unspecified damages resulting from her fall. On November 17, 2001, the Company was not the owner of the premises and has denied all liability in connection with this matter. On July 18, 2006, the Plaintiff filed a Notice of Voluntary Dismissal With Prejudice and the Company anticipates no further action in connection with this matter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 23, 2005, the board of directors ratified the issuance of the Notes to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes shall carry an interest rate of 8% per annum and the interest shall be paid quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date, and a final balloon payment of outstanding principal and all accrued and unpaid interest on the Maturity Date, which is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder also receives warrants to purchase common stock of the Company as follows: one warrant will be issued for each one dollar of the face amount of the Note. The exercise price of the warrant shall be $.10 per share and shall have a term that expires on July 30, 2008. The Company shall also cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a trading exchange. On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. The Company offered and sold the Notes and warrants to purchase shares of the Company’s common stock in the foregoing private placement to an “accredited investor” without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

On June 3, 2006, the Board of Directors approved the issuance of shares of common stock of the Company to the following persons: (i) 1,769,130 shares, in the aggregate, to certain current and former directors in lieu of accrued but unpaid directors fees; (ii) 300,000 shares, in the aggregate, to current members of the Board of Directors as compensation for their services; (iii) 855,000 shares, in the aggregate, to persons who provided services to the Company in lieu of accrued but unpaid fees; and (iv) 100,000 shares to a creditor in lieu of payment owed to said creditor.

The Company offered and sold all of the foregoing shares of its common stock in a private placement to “accredited investors” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), without general solicitation or general advertising, and, as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Waiver and Release dated May 10, 2006 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2006.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: August 21, 2006	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2006	By:	/s/ Mary D. Cozza

Mary D. Cozza Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Waiver and Release dated May 10, 2006 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2006.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.