Form 10QSB/A
period 2006-06-30
REIT AMERICAS, INC.
filed 2006-10-20
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE

On August 21, 2006, REIT Americas, Inc. (the “Company”) filed a quarterly report for the quarter ended June 30, 2006 on Form 10-QSB (the “Initial Form 10-QSB”). This Amendment No. 1 to the Initial Form 10-QSB amends and restates the Initial Form 10-QSB to correct certain financial information included in the initial Form 10-QSB. In particular, the total amount of stockholders’ equity (deficiency) on the Company’s Balance Sheet, page 5 of the Initial Form 10-QSB, was revised from $406,873 to $431,873. The Liquidity and Capital Resources section of the Management Discussion and Analysis, page 17 of the Initial Form 10-QSB, was also amended to include the correct total amount of stockholders’ deficiency of $431,873.

-i-

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

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
August 11, 2006

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

REIT AMERICAS, INC.

BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:

Cash and cash equivalents	$21,725	$22,812
Prepaid expenses	23,666	58,333

TOTAL ASSETS	$45,391	$81,145

Liabilities and Stockholders’ Equity (Deficiency):

Accounts payable and accrued expenses	$277,264	$430,381
Notes payable	200,000	75,000

TOTAL LIABILITIES	477,264	505,381

Stockholders’ Equity (Deficiency):
Convertible preferred stock, Series A, $.01 par value, 250,000 shares authorized, 306,000 shares subscribed and paid	3,060	3,060

Common stock, $.01 par value; 10,000,000 shares authorized, 3,391,730 and 1,197,600 shares issued	33,917	11,976

Paid in capital	4,204,234	3,923,763
Distributions in excess of net earnings	(4,673,084)	(4,363,035)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(431,873)	(424,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$45,391	$81,145

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

Liquidity and Capital Resources

Cash and cash equivalents were $21,725 at June 30, 2006 compared with $22,812 at December 31, 2005. Cash flows used for operations were $31,632 in the fiscal quarter ended June 30, 2006 and $24,625 in the fiscal quarter ended June 30, 2005. Cash flows used for operations were $126,087 for the six month period ended June 30, 2006, as compared with $31,709 for the six month period ended June 30, 2005. The increase in cash used in both periods was primarily due to repayment of Notes and due diligence and legal costs incurred. Subscriptions to Series A Preferred Stock and the Notes were the primary source of working capital as efforts to recapitalize the Company were considered. Total stockholders’ deficiency decreased from ($424,236) at December 31, 2005 to ($431,873) at June 30, 2006 due to issuance of common stock to be exchanged for various debt obligations..

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

REIT AMERICAS, INC.

Dated: October 19, 2006	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: October 19, 2006	By:	/s/ Mary D. Cozza

Mary D. Cozza Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Waiver and Release dated May 10, 2006 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2006.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.