Form 10QSB
period 2006-09-30
REIT AMERICAS, INC.
filed 2006-11-20
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10 2006: 7,718,186 shares of common stock..

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
Tucson, Arizona

We have reviewed the condensed balance sheet of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.) as of September 30, 2006 and the related statements of operations and distributions in excess of net earnings, and cash flows for the periods ended September 30, 2006 and 2005. All information included in these financial statements is the responsibility of the management of REIT Americas, Inc.

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

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
November 6, 2006

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

REIT AMERICAS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$7,023	$22,812
Prepaid expenses	–	58,333

TOTAL ASSETS	$7,023	$81,145

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$133,700	$430,381
Notes payable	200,000	75,000

TOTAL LIABILITIES	333,700	505,381

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized,
7,718,186 and 1,197,600 shares issued	77,182	11,976

Convertible preferred stock, Series A, $.01 par value, 250,000
shares authorized, 306,000 shares subscribed and paid	–	3,060

Paid in capital	4,248,129	3,923,763

Stock subscription receivable	(15,625)	–

Distributions in excess of net earnings	(4,636,363)	(4,363,035)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(326,677)	(424,236)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$7,023	$81,145

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
IN EXCESS OF NET EARNINGS
For the Three Months Ended September 30, 2006 and September 30, 2005

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES:

Relief of indebtedness on disputed claims	$122,000	$50,000

TOTAL REVENUES	122,000	50,000

EXPENSES:

Interest expense	6,573	–
Advisory and other fees	7,500	7,500
Directors fees and other expenses	–	16,500
Other operating expenses	71,205	19,939

TOTAL EXPENSES	85,278	43,939

NET INCOME (LOSS)	$36,722	$6,061

NET INCOME (LOSS) PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	6,158,283	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,673,085)	$(4,261,762)

Net income (loss)	36,722	6,061

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,636,363)	$(4,255,701)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended September 30, 2006 and September 30, 2005

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$36,722	$6,061

Changes in assets and liabilities:
Relief of indebtedness	(122,000)	–
Prepaid expenses	23,666	(83,333)
Accounts payable and accrued expenses	46,910	(22,499)

Net cash provided by (used for) operating activities	(14,702)	(99,771)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Proceeds from issuance of Class A Convertible Preferred Stock	–	100,000

Net cash provided by (used for) investing / financing activities	–	100,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,702)	229

CASH AND CASH EQUIVALENTS - Beginning of period	21,725	1,562

CASH AND CASH EQUIVALENTS - End of period	$7,023	$1,791

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
IN EXCESS OF NET EARNINGS
For the Nine Months Ended September 30, 2006 and September 30, 2005

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES:

Relief of indebtedness on disputed claims	$122,000	$50,000
Other income	–	3,481

TOTAL REVENUES	122,000	53,481

EXPENSES:

Interest expense	17,144	–
Advisory and other fees	22,500	22,500
Directors fees and other expenses	28,204	49,500
Other operating expenses	327,481	55,129

TOTAL EXPENSES	395,329	127,129

NET INCOME (LOSS)	$(273,329)	$(73,648)

NET INCOME (LOSS) PER SHARE	$(0.09)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,898,788	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,363,034)	$(4,182,053)

Net income (loss)	(273,329)	(73,648)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,636,363)	$(4,255,701)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2006 and September 30, 2005

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	($273,329)	($73,648)

Changes in assets and liabilities:
Relief of indebtedness	(122,000)	–
Prepaid expenses	58,333	(83,333)
Accounts payable and accrued expenses	196,207	56,501

Net cash provided by (used for) operating activities	(140,789)	(100,480)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in notes payable	125,000	–
Proceeds from issuance of Class A Convertible Preferred Stock	–	100,000

Net cash provided by (used for) investing / financing activities	125,000	100,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,789)	(480)

CASH AND CASH EQUIVALENTS - Beginning of period	22,812	2,271

CASH AND CASH EQUIVALENTS - End of period	$7,023	$1,791

See Notes to Financial Statements

REIT AMERICAS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Fiscal Quarter Ended September 30, 2006

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein are unaudited. However, in the opinion of management, the interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last four fiscal years and the nine months ended September 30, 2006, the Company did not engage in any significant business activities.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash and cash equivalents in the amount of $7,023. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.” Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)    Income Taxes - As of September 30, 2006, the Company had net operating loss carry forwards for income tax purposes of approximately $3,423,298 which will expire beginning in 2020. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 4:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2006 and December 31, 2005 the balance consisted of the following:

	2006	2005

Accounts payable to third parties	$83,766	$116,231
Accrued director and advisor fees	22,500	226,300
Accrued interest	5,434	1,350
Obligation for contingently issuable shares	–	32,000
Cash advances from affiliates	29,500	54,500
Total	$141,200	$430,381

NOTE 5:	DISPUTED CLAIMS

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

Prior to 2005, the Company received billings for professional services of approximately $140,400 from three firms, which Management believes may be related to due diligence on transactions that may have been recommended by the previous Advisor to the Company. During the period ended September 30, 2006, each of these three firms accepted common stock in lieu of payment for any services.

NOTE 6:	NOTES PAYABLE

On August 23, 2005, the board of directors ratified the issuance of promissory notes (the “Notes”) to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes provided for an interest rate of 8% per annum with interest to be payable quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder was also to receive warrants to purchase common stock of the Company as follows: one warrant for each one dollar of the face amount of the Note. The exercise price of the warrant was to be $.10 per share and was to have a term that expires on July 30, 2008. The Company was also to cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a stock exchange.

On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock.

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. On September 12, 2006, the purchaser was given a credit of $20,000 and exercised his warrants resulting in the issuance of 200,000 shares of common stock.

On October 1, 2006, the Note to the purchaser for $200,000 was not paid. No assurance can be given that there will be funds available to make this payment.

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

The Company engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the Notes. Dawson James Securities, Inc. will be compensated as follows: (i) Dawson James Securities, Inc. shall be paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Company will pay Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Company has engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company, which convert into common stock of the Company at a ratio of ten shares of common stock for each share of Series A Preferred Stock. On or about August 23, 2006, the Company issued 1,000,000 shares of its common stock to Dawson James Securities, Inc., or its nominees, all of whom were accredited investors, in exchange for 100,000 shares of Series A Preferred Stock.

On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC (“MCCA”) whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the “Shares”). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement. As of June 30, 2006, the Company received termination and release agreements for 717,398 shares from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares); Penthouse Franchise Group LLC (119,699 shares); Razor Realty Consultants LLC (60,000 shares); Chad M. Harrington (119,699 shares), James R. Sellers, (6,000 shares); Grady P. Hunter, (6,000 shares); F. Dale Markham, (6,000 shares); and Robert K. Rehm (60,000 shares). One shareholder holding 82,602 shares has refused to execute the termination and release agreement. The Company has caused these 82,602 shares to be canceled and has issued its indemnity for such release to the transfer agent.

Management also became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005,(including the 100,000 shares to be issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. On or about August 23, 2006, holders of such shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006. The total amount of common shares issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

NOTE 8:	CAPITALIZATION

As indicated in Note 7 above, 3,485,836 shares of common stock were issued in exchange for 306,000 shares of Series A Preferred stock on or about August 29, 2006.

On August 23, 2006, REIT Americas, Inc. (the” Company”) signed a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to issue shares of its common stock to the following persons: (i) 1,665,800 shares, in the aggregate, to its former and current directors: F. D. Markham, G. Hunter, M. Cozza, J. Marshall, J. Nelson, M. Schmidt, J. Woldorf, C. Trefzger and J. Kylstad as compensation for their services as directors (the issuance of shares to the above individuals was reported in a current report on Form 8-K/A (Amendment No. 1) dated June 3, 2006; (ii) 855,000 shares, in the aggregate, to persons who provided services to the Company, including, but not limited to, J. Sellers in lieu of accrued but unpaid fees (the issuance of shares to these individuals was also reported in the current report on Form 8-K/A (Amendment No. 1, dated June 3, 2006,); (iii) 250,000 shares of common stock to L. Dunning in lieu of the payment owed to him; and (iv) 63,950 shares, in the aggregate, to Messrs. Littler, Lerch and DePrima, and Semple & Cooper, LLP in lieu of accrued but unpaid fees for services rendered to the Company.

The Company will need to obtain additional funding for its working capital needs, repayment of the maturing note and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2006 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

NOTE 9:	RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Company entered into an Advisory Agreement with HACG to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG. The Company paid and accrued fees totaling $7,500 to the Advisor during the quarter ended September 30, 2006. Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees in the three months ended September 30, 2006.

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

Balance Sheet Information

September 30, 2006 Compared to December 31, 2005

Total assets. Total assets decreased to $7,023 at September 30, 2006 from $81,145 at December 31, 2005 primarily due to the write-off of a $50,000 deposit on a real estate transaction and payment of legal fees.

Total liabilities. Total liabilities decreased to $333,700 at September 30, 2006 from $505,381 at December 31, 2005 primarily due to the repayment of previously issued Notes and acceptance of common stock of the Company as payment for various obligations.

Results of Operations

Three Months and Nine Months Ended September 30, 2006 Compared to Three Months and Nine Months Ended September 30, 2005

Net loss. For the fiscal quarter ended September 30, 2006, the Company had net income of $36,722 or $0.01 per share, as compared to net income of $6,061, or $0.01 per share, for the fiscal quarter ended September 30, 2005. The increase in net income is primarily a result of the increase in relief of indebtedness on disputed claims . For the nine month period ending September 30, 2006, the Company had a net loss of $273,329, or $0.09 per share, as compared to a net loss of $73,648 for the nine month period ended September 30, 2005. The increase in net loss is primarily a result of the increase in professional fees paid by the Company.

Revenues. Revenues for the three months and the nine months ended September 30, 2006 were $122,000, as compared with $50,00 of revenues related to relief of indebtedness for the three month period and $53,481 of revenues related to relief of debt indebtedness and amortized prepaid expenses during the nine month period ended September 30, 2005.

Interest Expense. For the fiscal quarter ended September 30, 2006, interest expense totaled $6,573 compared with $0 for the fiscal quarter ended September 30, 2005. For the nine month period ended September 30, 2006, interest expense totaled $17,144 compared with $0 for the nine month period ended September 30, 2005. In both periods, the increases were due to the interest obligation on the Notes.

Advisor and Directors Fees. Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company. Director’s fees and other expenses for the fiscal quarter ended September 30, 2006 were included in compensation paid as common stock in lieu of fees paid in the period ended September 30, 2006, and compared with $16,500 paid for the fiscal quarter ended September 30, 2005. Directors fees for the nine month period ended September 30, 2006, were included in compensation paid as common stock in lieu of fees paid during the nine months ended September 30, 2006. This compared with $49,500 for the nine month period ended September 30, 2005. Advisor fees in the amount of $7,500 were paid and accrued during the fiscal quarter ended September 30, 2006, compared with Advisor fees in the amount of $7,500 during the fiscal quarter ended September 30, 2005. Advisor fees in the amount of $22,500 were paid in both nine month periods ended September 30, 2006 and September 30, 2005. During the quarter and nine month periods ended September 30, 2006, Directors fees totaling $191,580 and Advisor fees totaling $60,500 for previous periods going back to 2003 were paid through the issuance of common stock.

Other Expenses. Other expenses for the fiscal quarter ended September 30, 2006 were $71,205, an increase from $19,939 incurred in the fiscal quarter ended September 30, 2005. For the nine month period ended September 30, 2006, other expenses were $327,481 as compared with $55,129 for the nine month period ended September 30, 2005. For both the three month and the nine month periods, amortization of consulting fees paid to the placement agent and professional fees accounted for most of these other expense increases.

Liquidity and Capital Resources

Cash and cash equivalents were $7,023 at September 30, 2006 compared with $22,812 at December 31, 2005. Cash flows used for operations were $14,702 in the fiscal quarter ended September 30, 2006 and $99,771 in the fiscal quarter ended September 30, 2005. Cash flows used for operations were $140,789 for the nine month period ended September 30, 2006, as compared with $100,480 for the nine month period ended September 30, 2005. The increase in cash used in both periods was primarily due to repayment of Notes and due diligence and legal costs incurred. Subscriptions to Series A Preferred Stock and the Notes were the primary source of working capital as efforts to recapitalize the Company were considered. Total stockholders’ deficiency decreased from ($424,236) at December 31, 2005 to ($326,677) at September 30, 2006 due to issuance of common stock to be exchanged for various debt obligations.

The principal of $200,000 on a Note payable to a Note purchaser was due as of October 1, 2006. As funds were not available, this Note principal was not paid and at the present time, it has not been determined what a source of repayment may be.

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

On or about August 29, 2006, all Series A Preferred Stock holders entered into purchase agreements wherein they accepted common stock shares in exchange for their Series A Preferred Stock shares.

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

There have been no changes in the internal control over financial reporting (“Internal Control”) during the quarter ended September 30, 2006 (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

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

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. On September 12, 2006, the purchaser exercised his warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by the $4,000 interest due from the Company to the purchaser for interest on the $200,000 Note due from the Company to the purchaser for the three month period ending September 30, 2006. The Company offered and sold the Notes and warrants to purchase shares of the Company’s common stock in the foregoing private placement to an “accredited investor” without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

On August 23, 2006, REIT Americas, Inc. (the” Company”) signed a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to issue shares of its common stock to the following persons: (i) 1,665,800 shares, in the aggregate, to its former and current directors: F. D. Markham, G. Hunter, M. Cozza, J. Marshall, J. Nelson, M. Schmidt, J. Woldorf, C. Trefzger and J. Kylstad as compensation for their services as directors (the issuance of shares to the above individuals was reported in a current report on Form 8-K/A (Amendment No. 1) dated June 3, 2006; (ii) 855,000 shares, in the aggregate, to persons who provided services to the Company, including, but not limited to, J. Sellers in lieu of accrued but unpaid fees (the issuance of shares to these individuals was also reported in the current report on Form 8-K/A (Amendment No. 1, dated June 3, 2006,); (iii) 250,000 shares of common stock to L. Dunning in lieu of the payment owed to him; and (iv) 63,950 shares, in the aggregate, to Messrs. Littler, Lerch and DePrima, and Semple & Cooper, LLP in lieu of accrued but unpaid fees for services rendered to the Company.

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

A $200,000 Note to an accredited investor purchaser was due on October 1, 2006. Payment has not been made and no determination has yet been made as to the source of funds the Company will use to make this payment.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006.
10.2	Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on September 5,2006.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: November 20, 2006	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2006	By:	/s/ Mary D. Cozza

Mary D. Cozza Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006.
10.2	Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K with the Securities and Exchange Commission on September 5,2006.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.