Form 10KSB
period 2006-12-31
REIT AMERICAS, INC.
filed 2007-04-17
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

Commission file number: 33-11863

REIT AMERICAS, INC.
(Name of small business issuer in its charter)

MARYLAND	86-0576027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 N. SWAN RD, SUITE 300, TUCSON, AZ 85712
(Address of principal executive offices)

Issuer’s telephone number:  (520) 326-2000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year.   $0

There is no established trading market for the issuer’s common stock and the issuer did not seek an appraisal or other independent valuation of its securities. Therefore, the issuer cannot determine the aggregate market value of common equity held by non-affiliates. As of March 31, 2007, the book value of the issuer’s common stock held by non-affiliates was $0.

As of April 3, 2007, 6,918,186 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

REIT AMERICAS, INC.

FORM 10-KSB

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-KSB (the “Form 10-KSB”) that are not purely historical are forward-looking statements of REIT Americas, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to:

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

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to continue as a going concern; the validity of the shares of Series A Preferred Stock issued by the Company; the availability of financing on terms acceptable to the Company; the management’s ability to implement the Company’s business and growth strategy; and the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures. For additional information regarding risks and uncertainties to which the Company is subject, see “Risk Factors” included in Part I, Item 1 “Description of Business” of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-KSB, whether as a result of new information, future events or otherwise.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. However, during the last five fiscal years, the Company has not engaged in any significant business activities and currently does not own any real estate assets. The Company’s management has planned to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company. During 2006, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 6. “Management’s Discussion and Analysis or Plan of Operation.”

There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders. During the past twelve months, the Company has been unable to raise any capital.

As an alternative strategy, the Company may investigate potential merger and acquisition opportunities, and, if justified, potentially acquire or merge with one or more businesses. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Additionally, the Company does not intend to limit the search to any specific kind of industry or business and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

ADVISORY SERVICES

The Company had a contract for advisory services with Harbor American Capital Group, an Arizona limited partnership (“HACG” or the “Advisor”). HACG is administered by its general partner, Heritage Advisory Corporation, an Arizona corporation (“Heritage” or theAdvisor”). The Company’s contract with HACG expired effective December 31, 2003, but HACG continued offering day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG.

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

EMPLOYEES

As of December 31, 2006, the Company did not employ any persons. The business of the Company is managed by the Advisor pursuant to an at will oral agreement.

RISK FACTORS

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on the value of the securities issued by us. You should carefully consider all of the information contained in, or incorporated by reference into, this Form 10-KSB and, in particular, the risks described below before investing in our common stock or other securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

WE DO NOT CURRENTLY HAVE ANY ASSETS OR SOURCES OF REVENUE AND DO NOT PARTICIPATE IN ANY BUSINESS OPERATIONS.

We do not currently have any assets as we previously divested all of our real estate holdings. As such, we do not have any revenues at this time, and we will not receive revenues until we acquire real property or alternatively select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurances that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if we may actually participate in any specific business endeavor.

SINCE WE HAVE HAD LIMITED OPERATIONS, WE ARE CONSIDERED A SHELL COMPANY UNDER THE FEDERAL SECURITIES LAWS WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Under the federal securities laws, we are considered a shell company because, at December 31, 2006, we had nominal operations and assets consisting of $320 representing cash and cash equivalents and $0 representing prepaid expenses. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to lose its shell company status and including information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10 or Form 10-SB, as applicable, under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

WE HAVE RECENTLY BROADENED OUR BUSINESS STRATEGY TO CONSIDER INVESTMENT OPPORTUNITIES OUTSIDE THE REAL ESTATE SECTOR AND IF WE CONSUMMATE NON-REAL ESTATE RELATED TRANSACTIONS WE WILL NO LONGER QUALIFY AS A REIT.

Although the Company previously was qualified as a REIT under the Internal Revenue Code, the Company does not currently own any real estate assets. Presently, our management continues to seek suitable real estate investment related opportunities; however, as an alternative strategy, management of the Company may choose to investigate and review potential merger and acquisition opportunities, and, if justified, potentially acquire or merge with one or more businesses. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us. If Company management determines it is in the best interests of the Company to consummate a business transaction outside of the real estate sector, we will likely no longer qualify for REIT tax treatment and will be taxed as a corporation. Furthermore, our shareholders will likely not receive cash distributions that would be required under the Internal Revenue Code if the Company were qualified as a REIT.

BECAUSE OF LOSSES INCURRED BY US TO DATE AND OUR GENERAL FINANCIAL CONDITION, WE RECEIVED A GOING CONCERN QUALIFICATION IN THE AUDITORS’ REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005, RESPECTIVELY, THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS DURING THE NEXT 12 MONTHS.

We had net losses of approximately $180,981 and $260,967 for the fiscal years ended December 31, 2006 and 2005, respectively, and generated no revenues in the fiscal years ended December 31, 2006 and 2005, respectively. We do not have any long-term source of revenue or investments in any income producing real estate. Our auditors included a going concern qualification in their report on our financial statements for the fiscal years ended December 31, 2006 and 2005, respectively. We cannot assure you that we will be able to generate enough revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management’s ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

IF WE CONTINUE TO EXPERIENCE LIQUIDITY ISSUES AND ARE UNABLE TO GENERATE REVENUE, WE MAY BE UNABLE TO REPAY OUR NOTES WHEN DUE, AND MAY BE FORCED TO SEEK PROTECTION UNDER THE FEDERAL BANKRUPTCY LAWS.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. At December 31, 2006, we had $200,000 of debt outstanding under notes which matured on September 30, 2006 and have not been repaid to the lender. We made our required interest payments on a timely basis up to and including December 31, 2006 only. The notes provide that the Company’s failure to pay timely any amount due under the notes constitutes an event of default. Upon an occurrence of an event of default under the notes, the entire unpaid balance of the principal sum and interest then accrued will bear interest at 10% per year on the unpaid balance until paid. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to raise capital.

OUR EXECUTIVE OFFICERS MAY NOT DEVOTE SIGNIFICANT TIME TO THE ACTIVITIES OF THE COMPANY AND MAY ENGAGE IN ACTIVITIES THAT MAY BE CONSIDERED TO BE COMPETING WITH OUR OPERATIONS, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our executive officers are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations currently, the members of our management currently devote what may be deemed insignificant time on a weekly basis to the activities of the Company, until such time as we have identified a suitable real estate acquisition target or determined to engage in a particular business or industry and have commenced such operations.

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

We have very limited financial resources. At December 31, 2006, we had cash and cash equivalents of $320 and $429,497 in total liabilities, including $200,000 in outstanding notes which matured on September 30, 2006 and have not been repaid to the lender. We will need to obtain additional funding for our working capital needs, repayment of the matured notes and business development. We anticipate that we will need to raise at least $350,000 to $400,000 in the 2007 fiscal year to provide for these requirements and will need to raise additional funds to fund our investments. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations.

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

WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS AND GROWTH STRATEGY WHICH WILL NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our growth strategy and ability to generate revenues is largely dependent upon our ability to: (i) find, and invest in, income producing commercial, industrial and residential real estate properties; (ii) negotiate with new or existing tenants of such properties; (iii) invest in high yield mortgages and (iv) obtain adequate financing on acceptable terms to fund our growth strategy, or alternatively, (v) find, and invest in other business opportunities outside of the real estate sector. Although we had been actively pursuing certain investments in income producing real estate properties and high yield mortgage opportunities, no transaction was consummated in fiscal year 2006. Our failure with respect to any or all of the foregoing factors could impair our ability to successfully implement our growth strategy, which will have an adverse effect on our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting. As a non-accelerated filer, we will also be required to file beginning with our annual report on Form 10-KSB for our first fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

If we fail or have failed to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT would impair our ability to raise capital, expand our business and make distributions to our stockholders and would adversely affect the value of our securities. There is substantial likelihood that due to failure of the Company to make a past distribution of income to shareholders in 2004 in the amount of $4.00, that the Company may no longer qualify as a REIT.

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

CHANGES IN THE TAX LAWS MAY ADVERSELY AFFECT OUR REIT STATUS

The discussions of the federal income tax considerations in these Risk Factors are based on current tax laws. Changes in the tax laws could result in tax treatment that differs materially and adversely and adversely from that described in this document.

RISKS RELATED TO INVESTMENT IN REAL ESTATE

IF WE ACQUIRE PROPERTY IN THE FUTURE, OUR PROPERTIES MAY BE SUBJECT TO GENERAL REAL ESTATE OPERATING RISKS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

If we acquire property in the future, we will be subject to the risks of investing in real property. In general, a downturn in the national or local economy, changes in zoning or tax laws or the lack of availability of financing could adversely affect occupancy or rental rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased rents. If operating expenses increase, the local rental market for properties similar to the ones, in which we intend to invest may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurs, such circumstances may adversely affect our financial condition and results of operations.

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

ASSUMING WE ACQUIRE REAL ESTATE PROPERTIES IN THE FUTURE, WE MAY CONSTRUCT IMPROVEMENTS, THE COST OF WHICH MAY NOT BE RECOVERABLE, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We may on occasion acquire properties and construct improvements or acquire properties under contract for development. Investment in properties to be developed or constructed is more risky than investments in fully developed and constructed properties with operating histories. In connection with the acquisition of these properties, we may advance, on an unsecured basis, a portion of the purchase price in the form of cash, a conditional letter of credit and/or a promissory note. We will be dependent upon the seller or lessee of the property under construction to fulfill its obligations, including the return of advances and the completion of construction. This party’s ability to carry out its obligations may be affected by financial and other conditions which are beyond our control.

If we acquire construction properties, the general contractors and the subcontractors may not be able to control the construction costs or build in conformity with plans, specifications and timetables. The failure of a contractor to perform may necessitate our commencing legal action to rescind the construction contract, to compel performance or to rescind our purchase contract. These legal actions may result in increased costs to us. Performance may also be affected or delayed by conditions beyond the contractor’s control, such as building restrictions, clearances and environmental impact studies imposed or caused by governmental bodies, labor strikes, adverse weather, unavailability of materials or skilled labor and by financial insolvency of the general contractor or any subcontractors prior to completion of construction. These factors can result in increased project costs and corresponding depletion of our working capital and reserves and in the loss of permanent mortgage loan commitments relied upon as a primary source for repayment of construction costs.

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

c)	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and

d)
the joint venturers may not be able to agree on matters relating to the property they jointly own. Although each joint owner will have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

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

THE INABILITY OF A TENANT TO MAKE LEASE PAYMENTS COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

If we acquire rental property in the future, our business will depend in part on the tenants’ ability to pay their obligations to us with respect to our real estate leases. The ability of our tenants to pay their obligations in a timely manner will depend on a number of factors, including the successful operation of their businesses or their employment conditions. Various factors, many of which are beyond the control of any business, may adversely affect the economic viability of our tenants, including but not limited to:

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

ITEM 2.	DESCRIPTION OF PROPERTY

There is no property presently owned or leased by the Company. The Company uses the Advisor’s office as its premises.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company, although from time to time the Company may be involved in legal matters in the ordinary course of its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company common stock is not listed or traded on any public exchange market. As a result, holders of common stock should expect to find it more difficult to dispose of, or to obtain information on the price of the common stock.

The transfer agent for the common stock of the Company, as of March 30, 2007, was Computershare Trust, Inc., P.O. Box 1596, Denver, Colorado 80201.

HOLDERS

As of March 30, 2007, there were 6,918,186 shares of common stock outstanding, which were owned by approximately 417 holders of record.

DIVIDENDS

The Company declared a dividend on the common stock in the amount of $1.25 per share on August 21, 2001 to stockholders 2006. No dividends were paid in 2002, 2003, 2004, 2005 or 2006. Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 90% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. Assuming that the Company qualifies as a REIT, the Company intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Company anticipates that such cash distributions will aggregate annually at least 90% of its REIT taxable income.

EQUITY COMPENSATION PLAN INFORMATION

The Company does not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of securities have been previously disclosed in the Company’s reports.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

OVERVIEW AND PLAN OF OPERATION

The investment objectives of the Company’s business plan as a REIT are: (i) to provide quarterly or more frequent cash distributions to stockholders from operations, (ii) to provide long-term capital appreciation to stockholders, and (iii) to preserve and protect the stockholders’ original invested capital.

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

The ability of the Company to undertake such investments is dependent upon the availability of capital. No assurance can be given that adequate capital will become available to meet these objectives. The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

As an alternative strategy, the Company may investigate potential merger and acquisition opportunities, and, if justified, potentially acquire or merge with one or more businesses. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us. Additionally, the Company does not intend to limit the search to any specific kind of industry or business and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

BALANCE SHEET INFORMATION

DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

TOTAL ASSETS. Total assets decreased from $81,145 at December 31, 2005 to $320 at December 31, 2006 primarily due to using cash for operating expenses.

TOTAL LIABILITIES. Total liabilities decreased from $505,381 at December 31, 2005 to $449,497 at December 31, 2006 primarily due to the issuance of notes and exchange of Common Stock for the release of payables to the directors, the Advisor and other professionals.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

NET LOSS. For the fiscal year ended December 31, 2006, the Company had a net loss of $393,150, or $.10 per share, as compared to a net loss of $180,981, or $.15 per share for the fiscal year ended December 31, 2005. The increase in net loss is primarily a result of the increase in other operating expenses including professional and contract services.

REVENUES. Revenues for the fiscal years ended December 31, 2006 and December 31, 2005 (excluding relief for indebtedness) were zero, as the Company did not engage in any significant business activities during these fiscal years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the fiscal years ended December 31, 2006 and December 31, 2005 was zero, as there were no assets to be depreciated.

INTEREST EXPENSE. For the fiscal year ended December 31, 2006, interest expense totaled $21,928 compared with $1,350 for the fiscal year ended December 31, 2005. The increase in 2006 was due to accruals of interest on the Notes payable to affiliates.

ADVISOR AND DIRECTORS FEES. Advisor and directors’ fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees for the fiscal year ended December 31, 2006 were zero compared with $52,500 for the fiscal year ended December 31, 2005. The reason for the decrease in directors’ fees was a result of directors accepting Common Stock of the Company in lieu of such cash fees. All directors fees were accrued, but not paid, in 2006 and in 2005. Advisor fees in the amount of $7,500 were paid in 2005. Advisor fees in the amount of $30,000 were accrued in 2006.

OTHER EXPENSES. Other expenses for the fiscal year ended December 31, 2006 were $394,434, an increase from $118,612 incurred in the fiscal year ended December 31, 2005. The reason for the increase was due to the cost increase of professional and contract services. Legal fees accounted for the majority of these other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $320 at December 31, 2006 compared with $22,812 at December 31, 2005. Cash flows used for operations were $(147,492) in the fiscal year ended December 31, 2006 and $(131,460) in the fiscal year ended December 31, 2005. These were primarily the result of due diligence and legal costs incurred. Subscriptions to bridge notes were the primary source of working capital as efforts to recapitalize the Company were considered. As of December 31, 2006, $200,000 was raised in the bridge notes offering. Total stockholders’ deficiency increased from ($424,236) at December 31, 2005 to ($482,919) at December 31, 2006.

On or about March 22, 2006, the Company paid the sum of $25,405.52, inclusive of all principal and accrued interest, to a prior investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s common stock previously issued to such investor. On or about May 26, 2006, the Company paid the sum of $50,614 inclusive of all principal and accrued interest, to a private investor under the Note issued by the Company on October 21, 2005, and terminated warrants to purchase 50,000 shares of the Company’s Common Stock previously issued to the investor.

SERIES A PREFERRED STOCK

Between October 2003 and December 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors and 100,000 shares of Series A Preferred to Dawson James Securities Inc., an investment banker, as compensation. In 2006, management also became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005,(including the 100,000 shares issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. On or about August 23, 2006, holders of such preferred shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006. The total amount of the Company common stock issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

BRIDGE LOAN PROMISSORY NOTES

On or about March 1, 2006, the Company issued notes in the aggregate principal amount of $200,000 (the “Notes”) and warrants to purchase 200,000 shares of the Company’s common stock to an accredited investor. The Notes matured on September 30, 2006 and have not been repaid. The Note provides that the Company’s failure to pay timely any amount due under the Notes constitutes an event of default. Upon an occurrence of an event of default under the Notes, the entire unpaid balance of said principal sum and interest then accrued shall bear interest at 10% per year on the unpaid balance until paid.

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by the $4,000 interest due from the Company to the purchaser for interest on the $200,000 Note due from the Company to the purchaser for the four month period ending September 30, 2006. A further offset to this $20,000 credit of approximately $4,000 was applied as of December 31, 2006. The Company offered and sold the Notes and warrants to purchase shares of the Company’s common stock in the foregoing private placement to an “accredited investor” without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

STRATEGIC PLAN

The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

The Company is reviewing its strategic alternatives, including a refinancing or a potential sale of the Company.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

SUBSEQUENT EVENTS

None.

ITEM 7.	FINANCIAL STATEMENTS

INDEX OF FINANCIAL STATEMENTS

The following financial statements of REIT Americas, Inc. are included.

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
REIT Americas, Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.), (the “Company”), as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REIT Americas, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses, the note default, and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include adjustments that may result from the ultimate resolution of these matters.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
April 14, 2007

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

REIT AMERICAS, INC.

BALANCE SHEETS

As of December 31, 2006 and 2005

	2006	2005

Assets:

Cash and cash equivalents	$320	$22,812
Prepaid expenses	–	58,333

TOTAL ASSETS	$320	$81,145

Liabilities and Stockholders’ Equity (Deficiency):

Accounts payable and accrued expenses	$283,239	$430,381
Notes payable	200,000	75,000

TOTAL LIABILITIES	483,239	505,381

Stockholders’ Equity (Deficiency):

Convertible preferred stock, Series A,
$.01 par value, 250,000 shares authorized,
306,000 shares subscribed and paid	–	3,060
Common stock, $.01 par value; 10,000,000
shares authorized, 6,918,186 and 1,197,600 shares issued	69,182	11,976
and outstanding respectively
Paid in capital	4,215,676	3,923,763
Stock subscription receivable	(11,592)	–
Distributions in excess of net earnings	(4,756,185)	(4,363,035)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(482,919)	(424,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$320	$81,145

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

For the Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES:	$–	$–

TOTAL REVENUES	–	–

EXPENSES:

Interest expense	21,928	1,350
Advisor and directors fees and expenses	88,204	82,500
Other operating expenses	394,434	118,612

TOTAL EXPENSES	504,566	202,462

LOSS FROM OPERATIONS	(504,566)	(202,462)

OTHER INCOME (EXPENSE):
Preferred A coupon expense	(10,584)	(32,000)
Other income - primarily gain on debt extinguishment	122,000	53,481

NET INCOME (LOSS)	$(393,150)	$(180,981)

NET INCOME (LOSS) PER SHARE	$(0.10)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,793,240	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,363,035)	$(4,182,054)

Net income (loss)	(393,150)	(180,981)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,756,185)	$(4,363,035)

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(393,150)	$(180,981)

Adjustment to reconcile net loss to net cash:
Fees paid with common stock	30,000	41,667
Obligation for contingently issuable shares	10,584	32,000
Gain on debt extinguishment	(122,000)	(50,000)
Prepaid expenses	58,333	–
Accounts payable and accrued expenses	268,741	25,854

Net cash used for operating activities	(147,492)	(131,460)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances on notes payable	200,000	75,000
Repayments of notes payable	(75,000)	–
Advances from advisor	–	27,000
Settlement of disputed claims	–	50,000

Net cash provided by financing activities	125,000	152,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,492)	20,540

CASH AND CASH EQUIVALENTS - Beginning of year	22,812	2,271

CASH AND CASH EQUIVALENTS - End of year	$320	$22,812

The above amounts exclude the non-monetary transactions, discussed elsewhere in the footnotes, where common and preferred stock were issued for services or the extinguishment of various debts.

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

Changes in Stockholders’ Equity (Deficiency)

Years ended December 31, 2006 and 2005

	Convertible Preferred Series A		Common Stock		Paid in	Excess
	Shares	At Par	Shares	At Par	Capital	Distributions

Balances at December 31, 2004	206,000	$2,060	1,197,600	$11,976	$3,824,763	$(4,182,054)

Preferred Stock Issued for Services	100,000	1,000			99,000

Net Loss						(180,981)

Balances at December 31, 2005	306,000	3,060	1,197,600	11,976	3,923,763	(4,363,035)

Cancellation of common stock			(800,000)	(8,000)	8,000

Conversion of Preferred A to common	(306,000)	(3,060)	3,060,000	30,600	(27,540)

Common shares issued for Preferred A coupon payment			425,836	4,258	38,325

Common shares issued to extinguish debts to dirctors and advisor			2,270,800	22,708	204,372

Common shares issued to extinguish debts to others			763,950	7,640	68,756

Net Loss						(393,150)

Balances at December 31, 2006	–	$–	6,918,186	$69,182	$4,215,676	$(4,756,185)

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last five fiscal years, the Company did not engage in any significant business activities.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had cash and cash equivalents in the amount of $320.  Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)   Income Taxes - As of September 30, 2006, the Company had net operating loss carry forwards for income tax purposes of approximately $3,816,000 which will expire beginning in 2013. There are significant limitations on the utilization of these net operating losses in the event the company changes its line of business or there are significant changes in ownership of the company. Readers of these financial statements are advised to consult with their own tax experts if they are contemplating utilization of these losses.

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

NOTE 3:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2006 and December 31, 2005 the balance consisted of the following:

	2006	2005

Accounts payable to third parties	$192,053	$116,231
Accrued director and advisor fees	55,500	226,300
Accrued interest	6,186	1,350
Obligation for contingently issuable shares	–	32,000
Cash advances from affiliates	29,500	54,500
Total	$283,239	$430,381

NOTE 4:   SETTLEMENT OF DISPUTED CLAIMS

Prior to 2005, the Company received billings for professional services from three firms, which may have been related to due diligence on transactions recommended by the previous Advisor to the Company. During 2006, the three firms accepted an aggregate 63,950 shares of common stock in lieu of payment for services, resulting in a gain from debt extinguishment of approximately $122,000.

NOTE 5:   NOTES PAYABLE

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

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. On September 12, 2006, the purchaser was given a credit of $20,000 in lieu of past unpaid and future interest payments due and exercised his warrants resulting in the issuance of 200,000 shares of common stock. The note carried an original interest rate of 8% and was due on September 30, 2006. The note has not been paid and the interest has subsequently accrued at the default rate of 10%. As of December 31, 2006 the value of the common stock issued to the note holder exceeded the accrued, unpaid interest by $11,592.

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

NOTE 6:   COMMITMENTS AND CONTINGENCIES

On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC (“MCCA”) whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the “Shares”). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement. As of June 30, 2006, the Company received termination and release agreements for 717,398 shares and has caused these shares to be canceled on the books and records of the Transfer Agent. One shareholder holding 82,602 shares refused to execute the termination and release agreement. The Company has caused these 82,602 shares to be canceled and has issued its indemnity for such release to the transfer agent.

As discussed in Note 5, the $200,000 note, due September 30, 2006 is in default. Shares of common stock have been issued to the note holder in lieu of default interest through approximately June 30, 2007. As of April 15, 2007, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law. Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

NOTE 7:   CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share). As of December 31, 2005, $206,000 of this Series A Preferred Stock had been subscribed. Series A Preferred Stock was nonvoting. It was convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock. Upon conversion, it had a substantial dilutive impact on existing stockholders.

The Company engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the Notes. Dawson James Securities, Inc. will be compensated as follows: (i) Dawson James Securities, Inc. shall be paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) the Company will pay Dawson James Securities, Inc. a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Company has engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company, which convert into common stock of the Company at a ratio of ten shares of common stock for each share of Series A Preferred Stock. On or about July 27, 2006, the Company issued 1,000,000 shares of its common stock to Dawson James Securities, Inc., or its nominees, as payment in lieu of the agreed on 100,000 shares of Series a Preferred Stock.

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005,(including the 100,000 shares to be issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. On or about July 27, 2006, holders of such shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006. The total amount of common shares issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

On June 3, 2006, the Board of Directors approved, and amended on August 18, 2006, the issuance of shares of common stock of the Company to the following persons: (i) 2,270,800 shares in the aggregate to certain current and former directors and advisor in lieu of accrued but unpaid directors and advisory fees; (ii) 313,950 shares, in the aggregate, to other persons who provided services to the Company in lieu of accrued but unpaid fees (including the 63,950 shares referenced in Note 4); and (iii) 250,000 shares to a creditor in lieu of payment owed to said creditor.

The Company will need to obtain additional funding for its working capital needs, repayment of the maturing note and business development. The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

NOTE 8:   RELATED PARTY TRANSACTIONS

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

The Company paid or accrued fees totaling $30,000 to the Advisor during the years ended December 31, 2006 and 2005. Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees during the fiscal years of 2006 and 2005.

The Company also paid or accrued fees to directors totaling approximately $55,000 in 2006 and $60,000 in 2005.

As discussed in Note 7, in 2006 the directors and advisor received 2,270,800 shares of common stock in exchange for the $227,080 of accrued fees due them.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors of the Company are responsible for the management and control of the affairs of the Company but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities for the Company. The Advisor also serves as a consultant in connection with the investment policy decisions made by the directors and supervises, subject to direction of the directors, and performs the day-to-day operations of the Company. The By-laws of the Company provide that a majority of the Company’s directors must be unaffiliated with the Advisor and its affiliates (“Unaffiliated Directors”). The remaining directors may be affiliates of the Company (“Affiliated Directors”).

On March 14, 2006, Jane Nelson and Michael Schmidt were elected to serve as directors of the Company, effective May 1, 2006.

Information with respect to the directors and principal officers of the Company and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, is as follows:

Name	Age	Position Presently Held	Director From

F. Dale Markham	77	Chairman, President and Chief Executive Officer	1987 to Present
Mary D. Cozza	47	Former Director, Chief Financial Officer, Secretary and Treasurer	February 22, 2003 to March 2007 (at which time she resigned)
Grady P. Hunter	73	Director and Vice President	1987 to Present
James C. Marshall	62	Director and Chief Financial Officer	Director from August 23, 2005 to Present; Chief Financial Officer (effective March 20, 2007)
Jane Nelson	50	Director	May 1, 2006 to Present
Michael Schmidt	58	Director	May 1, 2006 to Present

F. DALE MARKHAM has served as Chairman since April 8, 2005. He has served as President of the Company since March 3, 1998 and Chief Executive Officer since May 15, 2004. He previously served as Chairman of the Board and Chief Financial Officer from March 3, 1998 to March 14, 2003 and has been a Director of the Company since its inception in 1987. From 1991 until his retirement effective December 31, 1994, he was a mortgage banking consultant and founder of the Real Estate Financing Division of Wardon Financial Corporation, a mortgage banking firm located in Phoenix, Arizona. From 1982 through 1990, he was President, a Director, and a Principal Stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of the current Advisor and a Sponsor of the Company. Mr. Markham served as President of Western American Financial Corporation, a mortgage banking firm from 1974 to 1982.

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

During March 2007, Ms. Cozza provided written notice to the Board of Directors of her resignation from the positions of Chief Financial Officer, Treasurer, Secretary and Director of the Company.

GRADY P. HUNTER has served as a director of the Company since its formation in 1987 and as Vice President since March 14, 2003. Mr. Hunter has been retired since 1999. He was the Executive Vice President and Chief Operating Officer of RSI, Inc. and similarly of RSI Properties, Inc. both headquartered in Cranberry Township, PA, from October, 1995 through June, 1999. RSI, Inc. and RSI Properties, Inc. were engaged in a national effort to develop and operate programs and facilities serving frail, chronically impaired elderly in an assisted living setting. Mr. Hunter was Senior Vice President and Chief Operating Officer of Lutheran Affiliated Services, Inc. in Mars, Pennsylvania (“LAS”) from April 1991 to 1995. LAS is an owner and operator of skilled nursing facilities, specialized care programs and residential care communities for the elderly in Western Pennsylvania. From January, 1988 until April, 1991, Mr. Hunter served as Executive Vice President and Chief Operating Officer of Retirement Systems, Inc., a firm engaged in developing facilities and programs and consulting with developers and operators of long term care and assisted living facilities for the frail elderly.

JAMES C. MARSHALL was elected as a director on August 23, 2005. Mr. Marshall has been President of James C. Marshall, P.C. since 1985. He has held certain accounting industry licensure certificates from Arizona, Michigan, California, Illinois and Florida and performs accounting, consulting and tax services for clients. He was the founder and chief executive officer of Residential Resources Mortgage Investments Corporation (RRR-AMEX), a mortgage based REIT. Prior to 1985, he was affiliated with Kenneth Leventhal & Company and also with Coopers & Lybrand. Mr. Marshall is also an officer and Director of EMTA Holdings, Inc., a reporting company in the energy conservation industry.  Mr. Marshall is also an officer and Director of Safepay Solutions, Inc., a non-reporting public company.

N. JANE NELSON was appointed as a director effective May 1, 2006. Ms. Nelson has served as Vice President and Construction Loan Specialist with Fidelity Federal Bank and Trust since December 1996. She has been the top producer of residential mortgages for Fidelity Federal Bank and Trust for the past three years and in the top three in production for the past eight years. She began her banking career in 1987 with Guardian Savings & Loan as a loan officer and has also worked for Fortune Bank, Secor Bank, Republic Security Bank, Chase Federal Bank and Chase Manhattan Bank prior to coming to Fidelity Federal. She has always specialized in construction financing and works with many South Florida builders for the acquisition and development of land to construct their spec and sold units. She also provides financing for purchasers, owner builders, construction perms, lot acquisition and investment loans to individual entities. Prior to banking, she was at Carvel Corporation where she served as Import Export Manager from 1983 until 1987, traveling abroad to set up international distributorships for the corporation. She graduated from Nova University in Davie, Florida in 1983 and had attended Lander University in Greenwood, South Carolina, prior to transferring to Nova University. She was named in Who’s Who of American Women.

MICHAEL SCHMIDT was appointed as a director effective May 1, 2006. Mr. Schmidt is currently a Finance Manager for ADT Security Services, Inc., a $4 billion subsidiary of Tyco International, Inc., a position he has held since March 2005. Mr. Schmidt has over 20 years of public and private accounting experience including 10 years in the environmental industry. Prior to joining ADT, Mr. Schmidt served as Chief Financial Officer of US Plastic Lumber Corp., a publicly traded company and a leading manufacturer of alternative wood decking products, a position he held for seven years. Mr. Schmidt was Chief Financial Officer of Republic Environmental Systems, Inc., a publicly traded company and a major northeast environmental service provider, headquartered in Blue Bell, Pennsylvania, a position he held for approximately ten years. Mr. Schmidt has a BS degree in Business Administration from Rowan University and is a Certified Public Accountant in the State of New Jersey.

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

James R. Sellers, 73, is the President of Heritage which also functions as a mortgage broker and has a license application pending with the Arizona Department of Financial Institutions for approval as a mortgage banker. As president of Heritage Advisory Corporation, Mr. Sellers has served as the principal officer of the General Partner of the Advisory company since its inception in 1987.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. The entire board of directors is acting as the Company’s audit committee. The Company continues to evaluate the designation of an audit committee financial expert but has not yet designated such audit committee financial expert.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently evaluating the adoption of such code of ethics and will be adopting one in the near future.

ITEM 10.	EXECUTIVE COMPENSATION

Except as disclosed below in connection with our directors’ compensation, no executive officer of the Company, including the Chief Executive Officer, earned, was awarded or paid compensation in the fiscal years ending December 31, 2006, and 2005, respectively.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to the directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(1)	Total ($)

Dale Markham	$33,000	$5,000	–	$38,000
Mary Cozza (2)	$0	$38,916	–	$38,916
Grady Hunter (2)	$0	$38,000	–	$38,000
James Marshall (2)	$0	$21,011	–	$21,011
Jane Nelson	$0	$5,000	–	$5,000
Michael Schmidt	$0	$5,000	–	$5,000
______________
(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R).
(2)
Includes, with respect to Ms. Cozza, awards of 50,000 shares of common stock for board of directors’ services during 2006 and 339,160 shares of common stock for board services accrued prior to March 31, 2006; with respect to Mr. Hunter, awards of 50,000 shares of common stock for board services during 2006 and 330,000 shares of common stock for board services accrued prior to March 31, 2006; and with respect Mr. Marshall, 50,000 shares of common stock for board services during 2006 and 64,160 shares of common stock for board services accrued prior to March 31, 2006.

NARRATIVE TO DIRECTOR COMPENSATION TABLE.

During 2006, the Company’s directors were granted an aggregate of 300,000 shares of Common Stock of the Company in lieu of cash compensation for directors’ fees for board services rendered during 2006. Additionally, Ms. Cozza, Mr. Hunter and Mr. Marshall were granted an aggregate of 733,320 shares Common Stock of the Company in lieu of cash compensation for board services accrued prior to March 31, 2006. The board of directors determined that Mr. Markham would be paid cash in the amount of $33,000 for director services rendered. Such payment is deferred until such time as funds are available.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 3, 2007, there were 6,918,186 shares of Common Stock issued and outstanding. The following table shows, as of the record date, the number of shares of common stock beneficially owned by: (i) each of our directors and nominees for director; (ii) our chief executive officer and our four other most highly compensated executive officers (the “Named Executive Officers”); (iii) all of our directors, nominees for director and executive officers as a group; and (iv) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Named Executive Officers
Dale Markham	50,500	*
Grady Hunter	616,320	9.1%
Mary Cozza(3)	894,913	13.3%
James Marshall	114,160	1.7%
Jane Nelson	50,000	*
Michael Schmidt	50,000	*
All directors and executive officers as a group (6 persons)	1,775,893	25.7%

More than 5% Holders
Paul Kovar	1.030,523	14.9%
Sheila Dunning(2)	590,140	8.5%
James Sellers	730,600	10.6%
_________________________
*	less than 1%
(1)	Unless otherwise provided, the address of each beneficial holder listed above is c/o REIT Americas, Inc., 2960 N. Swan Road, Suite 300, Tucson, AZ 85712.
(2)
The Company has received termination and release agreements for 340,000 shares as of April 30, 2006 from the following individuals: Mary D. Cozza (119,699 shares); Sheila Dunning (119,699 shares); Ronald Tanet (100,602 shares), Chad M. Harrington (119, 699 shares), Penthouse Franchise Group LLC (119, 699 shares), Razor Realty Consultants LLC (60,000 shares), and Robert K. Rehm (60,000 shares). Additionally, 100,602 shares of Common Stock in the name of Scott Gulbranson were cancelled

(3)	During March 2007, Ms. Cozza tendered her written resignation to the Board of Directors from the positions of Director, Chief Financial Officer, Secretary and Treasurer.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Advisor is entitled to acquisition and disposition fees with respect to real property purchased and sold by or on behalf of the Company, equal to up to 5% of the contract price for the property. The Company had no such transactions in 2006. During the fiscal year ended December 31, 2006, the Company accrued $10,000 of Advisory Fees.

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director, however, the Board has not yet adopted an independence standard or policy. The Board of Directors is currently investigating the independence policies and intends to adopt an independence policy in the near future.

At this time, the Board has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and shareholder of the Company: Jane Nelson and Michael Schmidt.

ITEM 13.	EXHIBITS

EXHIBITS

3.1*
Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.

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

4.1**	Promissory Note issued to Atlantis Capital, Inc.
4.2**	Promissory Note issued to Alan S. Fishbone.
4.3**	Form of warrant issued on October 21, 2005.
4.4*	Note in the Principal Amount of $200,000 filed as Exhibit 4.1 to Form 10-QSB/A filed June 21, 2006.
4.5*	Form of Warrant to Purchase the Company’s Common Stock filed as Exhibit 4.2 to Form 10-QSB/A filed June 21, 2006.
10.1*	Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.
10.2*	Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form 10-KSB filed April 1, 2003.
10.3*	Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005.
10.4*	Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005.
10.5*	Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005.
10.6*	Waiver and Release, dated May 10, 2006 filed as Exhibit 10.1 to Form 8-K filed May 16, 2006
10.7*	Subscription Agreement filed as Exhibit 10.1 to Form 10-QSB/A filed June 21, 2006.
10.8*	Registration Rights Agreement filed as Exhibit 10.2 to Form 10QSB/A filed June 21, 2006
10.9*	Waiver and Release dated as of February 28, 2006 filed as Exhibit 10.3 to Form 10-QSB/A filed June 21, 2006.

EXHIBITS
(Continued)

10.10*	Form of Termination Agreement and Release dated as of March 23, 2006 filed as Exhibit 10.4 to Form 10-QSB/A filed June 21, 2006.
10.11*	Securities Purchase Agreement dated August 23, 2006 filed as Exhibit 10.1 to Form 8-K filed August 24, 2006
10.12*	Securities Purchase Agreement dated August 29, 2006 filed as Exhibit 10.1 to Form 8-K filed September 5, 2006
11.1	Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company’s Notes to Financial Statements included herein).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.
____________________________
*	Incorporated by reference.
**	Previously filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and the review of the financial statements included in the Company’s Forms 10-Q for fiscal years 2006 and 2005 totaled $16,760 and $18,075, respectively.

AUDIT-RELATED FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

TAX FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005, respectively, were $0 and $0, respectively.

ALL OTHER FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2006 and 2005, respectively, were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: April 17, 2007	By:	/s/ F. Dale Markham

F. Dale Markham Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2007	By:	/s/ F. Dale Markham

F. Dale Markham Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2007	By:	/s/ Grady P. Hunter

Grady P. Hunter Director and Vice President

Dated: April 17, 2007	By:	/s/ James C. Marshall

James C. Marshall Director and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 17, 2007	By:	/s/ Jane Nelson

Jane Nelson, Director

Dated: April 17, 2007	By:	/s/ Michael D. Schmidt

Michael Schmidt, Director

EXHIBIT INDEX

3.1*
Articles of Amendment and Restatement of the Company filed as Exhibit I to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 33-11863) filed June 2, 1987.

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

4.1**	Promissory Note issued to Atlantis Capital, Inc.
4.2**	Promissory Note issued to Alan S. Fishbone.
4.3**	Form of warrant issued on October 21, 2005.
4.4*	Note in the Principal Amount of $200,000 filed as Exhibit 4.1 to Form 10-QSB/A filed June 21, 2006.
4.5*	Form of Warrant to Purchase the Company’s Common Stock filed as Exhibit 4.2 to Form 10-QSB/A filed June 21, 2006.
10.1*	Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group filed as Exhibit 10.95 to Form 10-KSB filed August 12, 1998.
10.2*	Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC filed as Exhibit 10.105 to Form 10-KSB filed April 1, 2003.
10.3*	Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005.
10.4*	Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005.
10.5*	Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005.
10.6*	Waiver and Release, dated May 10, 2006 filed as Exhibit 10.1 to Form 8-K filed May 16, 2006
10.7*	Subscription Agreement filed as Exhibit 10.1 to Form 10-QSB/A filed June 21, 2006.
10.8*	Registration Rights Agreement filed as Exhibit 10.2 to Form 10QSB/A filed June 21, 2006
10.9*	Waiver and Release dated as of February 28, 2006 filed as Exhibit 10.3 to Form 10-QSB/A filed June 21, 2006.
10.10*	Form of Termination Agreement and Release dated as of March 23, 2006 filed as Exhibit 10.4 to Form 10-QSB/A filed June 21, 2006.
10.11*	Securities Purchase Agreement dated August 23, 2006 filed as Exhibit 10.1 to Form 8-K filed August 24, 2006
10.12*	Securities Purchase Agreement dated August 29, 2006 filed as Exhibit 10.1 to Form 8-K filed September 5, 2006
11.1	Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company’s Notes to Financial Statements included herein).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.
____________________________
*	Incorporated by reference.
**	Previously filed.