Form 10QSB
period 2007-03-31
REIT AMERICAS, INC.
filed 2007-05-21
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007: 6,918,186 shares of common stock.

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

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to continue as a going concern; the availability of financing on terms acceptable to the Company; the management’s ability to implement the Company’s business and growth strategy; the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and other risk factors, which are more fully described in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-QSB, whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

REIT AMERICAS, INC.

BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$306	$320

TOTAL ASSETS	$306	$320

Liabilities and Stockholders’ Equity (Deficiency):

Accounts payable and accrued expenses	$300,640	$283,239
Notes payable	200,000	200,000

TOTAL LIABILITIES	500,640	483,239

Stockholders’ Equity (Deficiency):

Common stock, $0.01 par value; 10,000,000 shares authorized, 6,918,186 shares issued	69,182	69,182
Paid-in capital	4,215,676	4,215,6776
Stock subscriptions receivable	(7,647)	(11,592)
Distributions in excess of net earnings	(4,777,545)	(4,756,185)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(500,334)	(482,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$306	$320

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
IN EXCESS OF NET EARNINGS
(3 Months) March 31, 2007 and March 31, 2006

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES:

Interest income	$–	$–
Other income	–	–

TOTAL REVENUES	–	–

EXPENSES:

Interest expense	4,673	2,917
Advisory and other fees	7,500	7,500
Directors fees and other expenses	–	11,500
Other operating expenses	9,187	96,624

TOTAL EXPENSES	21,360	118,041

NET INCOME (LOSS)	$(21,360)	$(118,041)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	1,197,600

Distributions in excess of net earnings - beginning of period	$(4,756,185)	$(4,363,034)

Net income (loss)	(21,360)	(118,041)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,777,545)	$(4,481,075)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
(3 Months) March 31, 2007 and March 31, 2006

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(21,360)	$(118,041)

Changes in assets and liabilities:
Amortization of prepaid consulting fee expense	–	25,000
Accounts payable and accrued expenses	21,346	(1,414)

Net cash provided by (used for) operating activities	(14)	(94,455)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in Notes Payable	–	175,000

Net cash provided by (used for) investing / financing activities	–	175,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14)	80,545

CASH AND CASH EQUIVALENTS - Beginning of period	320	22,812

CASH AND CASH EQUIVALENTS - End of period	$306	$103,357

See Notes to Financial Statements.

REIT AMERICAS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Periods Ended March 31, 2007 and 2006

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. Except as described herein, during the last four fiscal years and the three months ended March 31, 2007, the Company did not engage in any significant business activities.

The Company’s management plans to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company. During 2006, and continuing in 2007, the Company actively pursued certain investments in income producing real estate properties, but has not concluded a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.” There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

As an alternative strategy, the Company is currently investigating potential merger and acquisition opportunities, and, if justified, will potentially acquire or merge with one or more businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had cash and cash equivalents in the amount of $306 See Item 2. “Management’s Discussion and Analysis or Plan of Operation.” Therefore, the cash flow available to pay operating expenses is limited. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)    Income Taxes - As of March 31, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $3,837,808 which will expire beginning in 2013. The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis. The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2007 and December 31, 2006, the balance consisted of the following:

	March 31, 2007	December 31, 2006

Accounts payable to third parties	$201,227	$192,053
Accrued director and advisor fees	63,000	55,500
Accrued interest	6,913	6,186
Cash advances from affiliates	29,500	29,500
Total	$300,640	$283,239

NOTE 4:	SETTLEMENT OF DISPUTED CLAIMS

Prior to 2005, the Company received billings for professional services from there firms, which may have been related to due diligence on transactions recommend by the previous Advisor to the Company. During 2006, the three firms accepted an aggregate 63,950 shares of common stock in lieu of payment for services, resulting in a gain from debt extinguishment of approximately $122,000.

NOTE 5:	NOTES PAYABLE

On August 23, 2005, the board of directors ratified the issuance of promissory notes (the “Notes”) to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes provided for an interest rate of 8% per annum with interest payable quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”). Each Note holder was also to receive warrants to purchase common stock of the Company as follows: one warrant for each one dollar of the face amount of the Note. The exercise price of the warrant was to be $.10 per share and shall have a term that expires on July 30, 2008. The Company was also to cause to be delivered a Registration Rights Agreement to the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a stock exchange.

On October 21, 2005, the Company issued the Notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock.

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. On September 12, 2006, the purchaser was given a credit of $20,000 in lieu of past unpaid and future interest payments due and exercised his warrants resulting in the issuance of 200,000 shares of common stock. The note carried an original interest rate of 8% and was due on September 30, 2006. The note has not been paid and the interest has subsequently accrued at the default rate of 10%. As of March 31, 2007 the value of the common stock issued to the note holder exceeded the accrued, unpaid interest by $7,647.

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

On or about September 30, 2002, the Company entered into a letter of intent with Mortgage Capital Corporation of America, LLC (“MCCA”) whereby MCCA was going to provide the Company with real estate assets which were to have a value of not less than $41,000,000 and an expected closing date of November 2002. In exchange for the contribution of real estate assets, the Company was to deliver 800,000 shares of common stock to MCCA or its assignees (the “Shares”). MCCA never contributed the real estate assets. The Company never delivered the certificates but did record the Shares on the books and records of the Transfer Agent to the assignees of MCCA. The Shares were deemed issued as of February 22, 2003. The Company terminated the letter of intent and requested the assignees of MCCA to execute a termination and release agreement. During 2006 the Company received termination and release agreements for 717,398 shares and caused these shares to be canceled on the books and records of the Transfer Agent. One shareholder holding 82,602 shares refused to execute the termination and release agreement. The Company has caused these 82,602 shares to be canceled and has issued its indemnity for such release to the transfer agent.

As discussed in Note 5, the $200,000 note, due September 30, 2006 is in default. As of May 15, 2007, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law. Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

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

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005, (including the 100,000 share to be issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. On or about July 27, 2006, holders of such shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 20056. The total amount of common shares issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

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

The Company paid or accrued advisory fees of $7,500 to the Advisor during the quarter ended March 31, 2007. Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties. The Company incurred no such fees in the three months ended March 31, 2007.

The Company paid no cash fees to directors for the period ending March 31, 2007.

NOTE 9:	SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As an alternative strategy, the Company is currently investigating potential merger and acquisition opportunities, and, if justified, will potentially acquire or merge with one or more businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Additionally, the Company does not intend to limit the search to any specific kind of industry or business and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Balance Sheet Information

March 31, 2007 Compared to December 31, 2006

Total assets. Total assets decreased to $306 at March 31, 2007 from $320 at December 31, 2006 primarily due to using cash for operating expenses.

Total liabilities. Total liabilities increased to $500,640 at March 31, 2007 from $449,497 at December 31, 2006 primarily due to payment or accrual of advisor fees and for unpaid professional fees due.

Results of Operations

Fiscal Quarter Ended March 31, 2007 Compared to Fiscal Quarter Ended March 31, 2006

Net Loss.  For the fiscal quarter ended March 31, 2007, the Company had a net loss of $21,360, or $0.00 per share, as compared to a net loss of $118,041, or $0.1 per share, for the fiscal quarter ended March 31, 2006. The decrease in net loss is primarily a result of the decrease in the professional fees paid by the Company.

Revenues.  Revenues for the fiscal quarters ended March 31, 2007 and March 31, 2006 were zero, as the Company did not engage in any significant business activities during these fiscal quarters.

Depreciation and Amortization.  Depreciation and amortization expense for the fiscal quarters ended March 31, 2007 and March 31, 2006 was zero, as there were no assets to be depreciated.

Interest Expense.  For the fiscal quarter ended March 31, 2007, interest expense totaled $4,673 compared with $2,917 for the fiscal quarter ended March 31, 2006. The increase was due to the interest obligation on the Notes and on interest on related party loans.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees for the fiscal quarter ended March 31, 2007 were zero in anticipation of Board action subsequent to the end of the quarter ending March 31, 2007, wherein director fees for said period were anticipated to be waived. This compares with $11,000 of director fees for the period ended March 31, 2006. The reason for the anticipated decrease in directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate merger negotiations. Advisor fees in the amount of $7,500 were paid during the fiscal quarter ended March 31, 2006. Advisor fees in the amount of $7,500 were accrued during the fiscal quarters ended March 31, 2007 and 2006, respectively.

Other Expenses.  Other expenses for the fiscal quarter ended March 31, 2007 were $9,187, a decrease from $96,624 incurred in the fiscal quarter ended March 31, 2006. Amortization of consulting fees paid to the placement agent and professional fees paid in the period ended March 31, 2006, but not paid in the current period, accounted for most of the decrease in Other Expenses.

Liquidity and Capital Resources

Cash and cash equivalent were $306 at March 31, 2007 compared with $320 at December 31, 2006. Cash flows used for operations were ($14) in the fiscal quarter ended March 31, 2007 and ($94,455) in the fiscal quarter ended March 31, 2006. The decrease in the cash flows was primarily the result of due diligence and legal costs incurred.

Series A Preferred Stock

In the period between October, 2003, and December, 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors and 100,000 shares of Series A preferred to Dawson James Securities Inc., an investment banker, as compensation. In 2006, management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 15, 2005, (including the 100,000 shares issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion. On or about August 23, 2006, holders of such preferred share accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006. The total amount of the Company common stock issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

Bridge Loan Promissory Notes

On or about March 1, 2006, the Company issued notes in the aggregate principal amount of $200,000 (“the Notes”) and warrants to purchase 200,000 shares of the Company’s common stock to an accredited investor. The Notes matured on September 30, 2006 and have not been repaid. The Note provides that the Company’s failure to pay timely any amount due under the Notes constitutes an even of default. Upon an occurrence of any event of default under the Notes, the entire unpaid balance of said principal sum and interest then accrued shall bear interest at 10% per year on the unpaid balance until paid.

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by the $4,000 interest due from the Company to the purchaser for interest on the $200,000 Note due from the Company to the purchaser for the four month period ending September 30, 2006. A further offset to this $20,000 credit of approximately $4,000 was applied as of December 31, 2006 and a further offset of $4,000 was applied as of March 31, 2007. The Company offered and sold the Notes and warrants to purchase shares of the Company’s common stock in the foregoing private placement to an “accredited investor” without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

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

Recently Adopted Accounting Pronouncements

The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108,  ”Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements.  The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this pronouncement did not have a material effect of the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

ITEM 3A(T).	CONTROLS AND PROCEDURES.

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

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the fiscal quarter ended March 31, 2007, the Company did not file a Current Report on Form 8-K related to the resignation of Mary Cozza from the positions of Director, Chief Financial Officer, Secretary and Treasurer.

There have been no changes in the internal control over financial reporting (“Internal Control”) during the quarter ended March 31, 2007 (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

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

The Company is not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2007.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On March 20, 2007, Mary Cozza provided her written resignation to the Board of Directors from the positions of Director, Chief Financial Officer, Secretary and Treasurer.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: May 21, 2007	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2007	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.