Form 10QSB
period 2007-06-30
REIT AMERICAS, INC.
filed 2007-08-20
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2007:  6,918,186 shares

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

a)	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

b)	statements of strategic plans and objectives of the Company’s management or board of directors, including the proposed merger with Virium Pharmaceuticals, Inc. and related transactions;

c)	statements regarding the Company’s future economic performance;

d)	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

e)	any statements using such words as “anticipate,” expect,” “may,” “project,” “intend” or similar expressions.

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company anticipates.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, the Company’s ability to consummate the proposed merger with Virium Pharmaceuticals, Inc. and related transactions; to continue as a going concern; the availability of financing on terms acceptable to the Company; management’s ability to implement the Company’s business and growth strategy; management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and other risk factors, which are more fully described in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.  The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-QSB, whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

REIT AMERICAS, INC.

BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets:

Cash and cash equivalents	$2,854	$320

TOTAL ASSETS	$2,854	$320

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$319,680	$283,239
Notes payable	250,000	200,000

TOTAL LIABILITIES	569,680	483,239

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 6,918,186 shares issued	69,182	69,182

Paid in capital	4,215,676	4,215,676

Stock subscription receivable	(3,702)	(11,592)

Distributions in excess of net earnings	(4,847,982)	(4,756,185)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(566,826)	(482,919)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,854	$320

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended June 30, 2007 and June 30, 2006

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES:

Other income	–	–

TOTAL REVENUES	–	–

EXPENSES:

Interest expense	4,673	7,654
Advisory and other fees	7,500	9,375
Directors fees and other expenses	–	17,204
Other operating expenses	58,264	132,777

TOTAL EXPENSES	70,437	167,010

NET INCOME (LOSS)	$(70,437)	$(167,010)

NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	1,384,676

Distributions in excess of net earnings - beginning of period	$(4,777,545)	$(4,481,075)

Net income (loss)	(70,437)	(167,010)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,847,982)	$(4,648,084)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Six Months Ended June 30, 2007 and June 30, 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES:

Other income	–	–

TOTAL REVENUES	–	–

EXPENSES:

Interest expense	9,345	10,570
Advisory and other fees	15,000	15,000
Directors fees and other expenses	–	28,204
Other operating expenses	67,452	231,276

TOTAL EXPENSES	91,797	285,050

NET INCOME (LOSS)	$(91,797)	$(285,050)

NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	1,291,128

Distributions in excess of net earnings - beginning of period	$(4,756,185)	$(4,363,034)

Net income (loss)	(91,797)	(285,050)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,847,982)	$(4,648,084)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2007 and June 30, 2006

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(70,437)	$(167,010)

Changes in assets and liabilities:

Prepaid expenses	–	25,000
Accounts payable and accrued expenses	22,985	110,378

Net cash provided by (used for) operating activities	(47,452)	(31,632)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in prepaid expenses in conjunction with issuance of common stock	–	(15,333)
Reduction in accounts payable in conjunction with issuance of common stock	–	(262,080)
Proceeds from notes payable	50,000	–
Partial repayment of notes payable	–	(50,000)
Proceeds from issuance of common stock	–	277,412

Net cash provided by (used for) investing / financing activities	50,000	(50,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,548	(81,632)

CASH AND CASH EQUIVALENTS - Beginning of period	306	1,188

CASH AND CASH EQUIVALENTS - End of period	$2,854	$(80,444)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2007 and June 30, 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(91,797)	$(285,050)

Changes in assets and liabilities:

Prepaid expenses	–	50,000
Accounts payable and accrued expenses	44,330	108,964

Net cash provided by (used for) operating activities	(47,467)	(126,086)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in prepaid expenses in conjunction with issuance of common stock	–	(15,333)
Reduction in accounts payable in conjunction with issuance of common stock	–	(262,080)
Advances from advisors	–	–
Proceeds from net advances from notes payable	50,000	125,000
Proceeds from issuance of common stock	–	277,412

Net cash provided by (used for) investing / financing activities	50,000	125,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,534	(1,087)

CASH AND CASH EQUIVALENTS - Beginning of period	320	22,812

CASH AND CASH EQUIVALENTS - End of period	$2,854	$21,725

See Notes to Financial Statements.

REIT AMERICAS, INC.

Notes to Financial Statements (Unaudited)
For the Fiscal Quarter Ended June 30, 2007

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim period.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the last five fiscal years and the six months ended June 30, 2007, the Company did not engage in any significant business activities.

The Company’s business plan previously had focused primarily on investing in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2006, and continuing in the first quarter of 2007, the Company actively pursued certain investments in income producing real estate properties, but did not enter into or consummate such a transaction. During the first six months of 2007, the Company also began to focus its attention on the identification of a suitable business combination candidate outside of the real estate sector.

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc. (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2006, by and among Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), the Company, Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”).  Subject to the provisions of the Merger Agreement, the Merger Sub will merge into Virium (the “Merger”), with Virium being the surviving corporation following the Merger. At the effective time of the Merger, each issued and outstanding share of Virium common stock will be converted into the right to receive 0.0376302949 shares of Pharmaceuticals’ common stock provided that Pharmaceuticals will issue no more than 9,000,000 shares of its common stock to Virium shareholders. In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium will pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

As conditions precedent to the Merger: (i) Dawson James Securities, Inc. (“Dawson James”) is required to have successfully arranged bridge financing for the benefit of Virium in an amount of $500,000; (ii) Dawson James is required to have successfully arranged up to $3,000,000 in equity financing in a private placement, based on a pre-money valuation as reasonably agreed by the parties to the Merger Agreement; and (iii) the Company is required to have reincorporated from Maryland to Delaware through a merger (the “Reincorporation”) of the Company with and into Pharmaceuticals, with Pharmaceuticals as the surviving Delaware corporation.  At the effective time of the proposed Reincorporation, the outstanding shares of Company’s common stock will automatically be converted on a one-for-one basis (following consummation of a proposed 1 for 23.06062 reverse stock split with respect to the Company’s common stock) into shares of Pharmaceuticals’ common stock.

The Reincorporation and related reverse stock split are subject to the approval of the Company’s stockholders.

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

There are specific requirements under the Internal Revenue Code which must be met in order to be qualified as a REIT, such as organizational, income source, income distribution and other requirements.  Potentially significant monetary penalties, primarily keyed to taxable income, may be imposed on a REIT that fails to meet all relevant requirements.  To date, no challenge to the REIT status or claim for assessment of penalties has been made by any taxing authority.  In the event of such challenge or assessment management asserts that it would vigorously defend the Company’s qualification and compliance. If the Merger is consummated, the Company would no longer qualify as a REIT and would be taxable as a C corporation.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had cash and cash equivalents in the amount of $2,854. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.”  Therefore, the cash flow available to pay operating expenses is limited.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)           Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

(2)           Buildings and Improvements – Although no buildings or improvements are currently owned, when they are owned, depreciation of these assets is computed by the straight-line method over the useful lives of the assets which have been estimated to be 20 to 40 years.  The Company periodically evaluates the net realizable value of its properties and provides a valuation allowance when it becomes probable there has been a permanent impairment of value.  Depreciation is suspended while a facility is vacant.

(3)           Loan Costs - Loan costs are typically deferred and amortized using the straight-line method over the term of the related borrowing.

(4)           Revenue Recognition - Rental income from operating leases is recognized as earned over the life of any lease agreements.

(5)           Income Taxes - As of June 30, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $3,816,448 which will expire beginning in 2013.  The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis.  The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

The value assigned to stock issued to non-employees is determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Management is amortizing and expensing the contract cost over the 12 month period of the contract.  In the event capital is raised as a result of management’s efforts, the unamortized balance will be reclassified to Other Paid In Capital as a cost of raising capital.

(8)           Earnings (loss) per Share – Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2007 and December 31, 2006, the balance consisted of the following:

	June 30, 2007	December 31, 2006

Accounts payable to third parties	$212,039	$192,053
Accrued director and advisor fees	70,500	55,500
Accrued interest	7,641	6,186
Cash advances from affiliates	29,500	29,500
Total	$319,680	$283,239

NOTE 4:	SETTLEMENT OF DISPUTED CLAIMS

Prior to 2005, the Company received billings for professional services from three firms, which billings were related to due diligence on transactions recommended by HACG, the Company’s previous advisor.  During 2006, the three firms accepted an aggregate 63,950 shares of common stock in lieu of payment for services, resulting in a gain from debt extinguishment of approximately $122,000.

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

On October 21, 2005, the Company issued promissory notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock.

On or about March 22, 2006, the Company repaid the sum of $25,406, inclusive of all principal and accrued interest, to one investor under one note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s common stock previously issued to such investor.  On or about May 26, 2006, the Company repaid the sum of $50,614, inclusive of all principal and accrued interest, to an investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 50,000 shares of the Company’s common stock previously issued to this investor. All principal and accrued interest under the promissory notes have been repaid in full.

On March 1, 2006, the Company issued notes to an investor in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. On September 12, 2006, by verbal agreement between the Company and the investor, the investor was given a credit of $20,000 against the warrant exercise price, in lieu of past unpaid and future interest payments due, and exercised his warrants resulting in the issuance of 200,000 shares of common stock.  The note carried an original interest rate of 8% and was due on September 30, 2006.  The note has not been repaid and the interest has subsequently accrued at the default rate of 10%.

 The Company has issued five promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $29,500 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005 and December 31, 2005 in the following amounts: the sum of $27,500 due is to Mr. Sellers and his spouse under three of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

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

As discussed in Note 5, the $200,000 note, due September 30, 2006 is in default. As of August 13, 2007, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

NOTE 7:	CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share).  As of December 31, 2005, 206,000 shares of the Series A Preferred Stock had been subscribed.  The Series A Preferred Stock was nonvoting.  It was convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock.  Upon conversion, it had a substantial dilutive impact on existing stockholders.

The Company engaged the firm of Dawson James Securities, Inc. as the placement agent with respect to the sale of the notes in October 2005 and March 2006. Dawson James Securities, Inc. was compensated as follows: (i) Dawson was paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) Dawson received a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Company engaged the services of Dawson James Securities, Inc. as a financial consultant for a period of twelve months and compensated Dawson with 100,000 shares of Series A Preferred Stock of the Company, convertible into Common stock of the Company at a ratio of ten shares of Common Stock for each share of Series A Preferred Stock. On or about July 27, 2006, the Company issued 1,000,000 shares of Common Stock to Dawson James Securities, Inc., or its nominees, as payment in exchange for the surrender of the 100,000 shares of Series A Preferred Stock.

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005, (including the 100,000 shares issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.  On or about July 27, 2006, holders of such shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006.  The total amount of common shares issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836. All shares of the previously issued and outstanding class of Series A Preferred Stock have been cancelled.

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

In the event that the Merger is not consummated, the Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development.  The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s investments.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

NOTE 8:	RELATED PARTY TRANSACTIONS

Effective March 1, 1998, the Company entered into an Advisory Agreement with HACG to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company.  As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG.  From 1982 through 1990, Dale Markham was president, a director, and a principal stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of HACG. Heritage is owned by James R. Sellers who served as the interim Chief Financial Officer of the Company for a short period of time beginning April 24, 2004.

The Company accrued advisory fees of $7,500 to the Advisor during the quarter ended June 30, 2007.  Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties.

The Company paid no cash fees to directors for the period ending June 30, 2007.

NOTE 9:	SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Overview and Plan of Operation

The investment objectives of the Company’s business plan are:  (i) to provide long-term capital appreciation to stockholders, (ii) to preserve and protect the stockholders’ original invested capital, and (iii) to seek, investigate, and, if warranted, enter into a business combination with one or more companies with business operations.

Previously, the Company intended to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. During the first six months of 2007, the Company broadened the scope of its business plan to complete a business combination with one or more companies with business operations and to pursue other related activities intended to enhance stockholder value. When and if financial resources are available and to the extent funds are not fully invested in potential merger or acquisition opportunities, the Company may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers’ acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.

The Company has no current operations and has only nominal assets. The Company is a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act (i.e., a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets). The Company’s current primary business plan is to seek, investigate, and, if we believe  warranted, acquire one or more companies with business operations and to pursue other related activities intended to enhance stockholder value. The Company’s activities are currently directed at developing its acquisition plan and raising capital. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity even if the Company is presented with more than one business opportunity.

The manner in which the Company participates in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of the Company management and of the target business.  In addition, the structure of any transaction will determine whether stockholder approval of the transaction is required.

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc. (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2006, by and among Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), the Company, Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”).  Subject to the provisions of the Merger Agreement, the Merger Sub will merge into Virium (the “Merger”), with Virium being the surviving corporation following the Merger. At the effective time of the Merger, each issued and outstanding share of Virium common stock will be converted into the right to receive 0.0376302949 shares of Pharmaceuticals’ common stock provided that Pharmaceuticals will issue no more than 9,000,000 shares of its common stock to Virium shareholders. In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium will pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

As conditions precedent to the Merger: (i) Dawson James Securities, Inc. (“Dawson James”) is required to have successfully arranged bridge financing for the benefit of Virium in an amount of $500,000; (ii) Dawson James is required to have successfully arranged up to $3,000,000 in equity financing in a private placement, based on a pre-money valuation as reasonably agreed by the parties to the Merger Agreement; and (iii) the Company is required to have reincorporated from Maryland to Delaware through a merger (the “Reincorporation”) of the Company with and into Pharmaceuticals, with Pharmaceuticals as the surviving Delaware corporation.  At the effective time of the proposed Reincorporation, the outstanding shares of Company’s common stock will automatically be converted on a one-for-one basis (following consummation of a proposed 1 for 23.06062 reverse stock split with respect to the Company’s common stock) into shares of Pharmaceuticals’ common stock.  The Reincorporation and related reverse stock split are subject to the approval of the Company’s stockholders.

There can be no assurances that the Merger will be consummated. The ability of the Company to undertake an alternative business combination may be dependent upon the availability of capital.  No assurance can be given that adequate capital will become available to meet these objectives.  Should the Merger not be consummated, the Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development.  The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s investments.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

Balance Sheet Information

June 30, 2007 Compared to December 31, 2006

Total assets.  Total assets increased to $2,854 at June 30, 2007 from $320 at December 31, 2006 primarily due to $50,000 cash received by the Company from Virium as an advance on the $300,000 due to the Company from Virium as a closing payment in connection with the Virium Merger under the terms of the Merger Agreement.  The $50,000 cash advance from Virium is currently accounted for as a note payable pending the closing of the Merger. If the Merger is consummated the $50,000 will accounted for as Virium’s payment of a portion of the Merger purchase price.

Total liabilities.  Total liabilities increased to $569,680 at June 30, 2007 from $483,239 at December 31, 2006 primarily due to showing a payment from Virium as an account payable pending closing of the Virium Merger.

Results of Operations

Three Months and Six Months Ended June 30,  2007  Compared to Three Months and Six Months Ended June 30, 2006

Net loss.  For the three months ended June 30, 2007, the Company had a net loss of $70,437, or $0.01 per share, as compared to a net loss of $167,010 or $0.12 per share, for the three months ended June 30, 2006. The decrease in net loss is primarily a result of the decrease in the professional fees paid by the Company.  For the six months ended June 30, 2007, the Company had a net loss of $91,797 compared with a net loss of $285,050 for the six months ended June 30, 2006.  The decrease was due to lower professional fees and director fees that were not charged in this current period.

Revenues.  Revenues for the three months  and for the six months ended June 30, 2007 and June 30,  2006 were zero, as the Company did not engage in any business activities during these periods.

Depreciation and Amortization.  Depreciation and amortization expenses for the three months and for the six months ended June 30, 2007 and March 31, 2006 were zero, as there were no assets to be depreciated in either of these periods.

Interest Expense.  For the three months ended June 30, 2007, interest expense totaled $4,673 as compared with $7,654 for the three months ended June 30, 2006.  The decrease was due to the lower interest obligation on the Company’s promissory note in the principal amount of $200,000.  For the six months ended June 30, 2007, interest expense totaled $9,345 compared with $10,570 for the six months ended June 30, 2006.  The decrease was due to the lower interest obligation on the Company’s promissory note in the principal amount of $200,000.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company.  Directors fees for the three months and six months ended June 30, 2007 were zero in anticipation of Board action wherein director fees for both periods are anticipated to be waived. This compares with $28,204 of director fees for the period ended June 30, 2006.  The reason for the decrease in directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate merger negotiations.   Although no director fees were accrued during the three month period ended June 30, 2007, at this time the Board has not formally approved a waiver of director fees.  Advisor fees in the amount of $7,500 were paid or accrued during both the three month and six month periods ended June 30, 2007 and June 30, 2006.

Other Expenses.  Other expenses for the three months ended June 30, 2007 were $58,264, a decrease from $132,777 incurred in the three months ended June 30, 2006.  Amortization of consulting fees paid to the Company’s placement agent and professional fees paid in the period ended March 31, 2006, but not paid in the current period, accounted for most of the decrease in Other Expenses.  Other expenses for the six months ended June 30, 2007 were $67,452, as compared with $231,276 for the six months ended June 30, 2006.  Again, this decrease was accounted for primarily by a decrease in professional fees paid and by amortization of consulting fees paid to the placement agent.

Liquidity and Capital Resources

Cash and cash equivalent were $2,854 at June 30, 2007 compared with $320 at December 31, 2006.  Cash flows used for operations were ($47,452) in the three months ended June 30, 2007 and ($31,632) in the three months ended June 30, 2006.  Cash flows used for operations were ($47,467) in the six months ended June 30, 2007 as compared with ($126,086) in the six months ended June 30, 2006. The decrease in the cash flows used for operating activities for both periods was primarily the result of the lowering of due diligence and legal costs incurred.

Series A Preferred Stock

In the period between October 2003, and December 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors and 100,000 shares of Series A preferred to Dawson James Securities Inc., an investment banker, as compensation.  In 2006, management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 15, 2005, (including the 100,000 shares issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.  On or about August 23, 2006, holders of such preferred shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006.  The total amount of the Company common stock issued  in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836. All shares of the previously issued and outstanding class of Series A Preferred Stock have been cancelled.

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

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000.  In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by the $4,000 interest due from the Company to the purchaser for interest on the $200,000 Note due from the Company to the purchaser for the four month period ending September 30, 2006.  Further offsets to this $20,000 credit of approximately $4,000 was applied as of December 31, 2006, again as of March 31, 2007 and again as of June 30, 2007. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

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

Recently Adopted Accounting Pronouncements

The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108,  “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements.  The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this pronouncement did not have a material effect of the Company’s consolidated financial statements.

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

ITEM 3.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer, and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f). Based on this evaluation, the Company’s management determined that no change was made to the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s $200,000 promissory note payable to an accredited investor purchaser was due on September 30, 2006. To date, the promissory note has not been repaid. As of the date of this report on Form 10-QSB, the Company owes a total of $200,000 in principal and interest in arrears under the promissory note. The promissory note provides that the Company’s failure to pay timely any amount due thereunder constitutes an event of default. Upon an occurrence of an event of default under the promissory note, the entire unpaid balance of said principal sum and interest then accrued bears interest at 10% per year on the unpaid balance until paid. On September 12, 2006, by verbal agreement between the Company and the investor, the investor was given a credit of $20,000 against the warrant exercise price, in lieu of past unpaid and future interest payments due, and exercised his warrants resulting in the issuance of 200,000 shares of Common Stock.

The Company has issued five promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $29,500 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005 and December 31, 2005 in the following amounts: the sum of $27,500 due is to Mr. Sellers and his spouse under three of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

The Company’s 2007 annual meeting of stockholders at which the stockholders will vote to approve the Reincorporation and related transactions was previously scheduled to be held on August 20, 2007.  The meeting has been postponed until a later date to be determined. The Company’s stockholders will be notified of the date and time of the rescheduled annual meeting.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of May 25, 2007, by and among Virium Pharmaceuticals Inc., Reit Americas, Inc., Virium Pharmaceuticals, Inc. (Delaware) and Virium Merger Sub, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).

2.2
Agreement and Plan of Merger, dated as of July 13, 2007, between REIT Americas, Inc., and Virium Pharmaceuticals, Inc., a Delaware corporation and wholly-owned subsidiary of RAI (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

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

REIT AMERICAS, INC.

Dated: August 20, 2007	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2007	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of May 25, 2007, by and among Virium Pharmaceuticals Inc., Reit Americas, Inc., Virium Pharmaceuticals, Inc. (Delaware) and Virium Merger Sub, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).

2.2
Agreement and Plan of Merger, dated as of July 13, 2007, between REIT Americas, Inc., and Virium Pharmaceuticals, Inc., a Delaware corporation and wholly-owned subsidiary of RAI (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.