Form 10QSB
period 2007-09-30
REIT AMERICAS, INC.
filed 2007-11-09
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2007:  6,918,186 shares

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REIT AMERICAS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$819	$320

TOTAL ASSETS	$819	$320

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$399,379	$283,238
Notes payable	250,000	200,000

TOTAL LIABILITIES	649,379	483,238

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 6,918,186 shares issued	69,182	69,182

Paid in capital	4,215,676	4,215,676

Stock subscription receivable	–	(11,592)

Distributions in excess of net earnings	(4,933,418)	(4,756,184)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(648,560)	(482,918)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$819	$320

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended September 30, 2007 and September 30, 2006

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES:

Relief of indebtedness on disputed claims	$–	$122,000

TOTAL REVENUES	–	122,000

EXPENSES:

Interest expense	4,768	6,573
Advisory and other fees	7,500	7,500
Directors fees and other expenses	–	–
Other operating expenses	73,168	71,205

TOTAL EXPENSES	85,436	85,278

NET INCOME (LOSS)	$(85,436)	$36,722

NET INCOME (LOSS) PER SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,708,895

Distributions in excess of net earnings - beginning of period	$(4,847,982)	$(4,673,085)

Net income (loss)	(85,436)	36,722

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,933,418)	$(4,636,363)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Nine Months Ended September 30, 2007 and September 30, 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES:

Relief of indebtedness on disputed claims	–	$122,000
Other income	–	–

TOTAL REVENUES	–	122,000

EXPENSES:

Interest expense	14,114	17,144
Advisory and other fees	22,500	22,500
Directors fees and other expenses	–	28,204
Other operating expenses	140,620	327,481

TOTAL EXPENSES	177,234	395,329

NET INCOME (LOSS)	$(177,234)	$(273,329)

NET INCOME (LOSS) PER SHARE	$(0.03)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	3,897,405

Distributions in excess of net earnings - beginning of period	$(4,756,184)	$(4,363,034)

Net income (loss)	(177,234)	(273,329)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,933,418)	$(4,636,363)

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended September 30, 2007 and September 30, 2006

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(85,436)	$36,722

Changes in assets and liabilities:
Relief of indebtedness	–	(122,000)
Prepaid expenses	–	23,666
Accounts payable and accrued expenses	83,401	46,910

Net cash provided by (used for) operating activities	(2,035)	(14,702)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Cash flows from investing / financing activities	–	–

Net cash provided by (used for) investing / financing activities	–	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,035)	(14,702)

CASH AND CASH EQUIVALENTS - Beginning of period	2,854	21,725

CASH AND CASH EQUIVALENTS - End of period	$819	$7,023

See Notes to Financial Statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2007 and September 30, 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(177,234)	$(273,329)

Changes in assets and liabilities:
Relief of indebtedness	–	(122,000)
Prepaid expenses	–	58,333
Accounts payable and accrued expenses	127,733	196,207

Net cash provided by (used for) operating activities	(49,501)	(140,789)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase in notes payable	50,000	125,000

Net cash provided by (used for) investing / financing activities	50,000	125,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	499	(15,789)

CASH AND CASH EQUIVALENTS - Beginning of period	320	22,812

CASH AND CASH EQUIVALENTS - End of period	$819	$7,023

See Notes to Financial Statements.

REIT AMERICAS, INC.

Notes to Financial Statements (Unaudited)
For the Fiscal Quarter Ended September 30, 2007

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim period.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the last five fiscal years and the nine months ended September 30, 2007, the Company did not engage in any significant business activities.

The Company’s business plan previously had focused primarily on investing in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2006, and continuing in the first quarter of 2007, the Company actively pursued certain investments in income producing real estate properties, but did not enter into or consummate such a transaction. During the first nine months of 2007, the Company also began to focus its attention on the identification of a suitable business combination candidate outside of the real estate sector.

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc., a New York corporation (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2007, by and among Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), the Company, Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”).  Subject to the provisions of the Merger Agreement, the Merger Sub will merge into Virium (the “Merger”), with Virium being the surviving corporation following the Merger. At the effective time of the Merger, each issued and outstanding share of Virium common stock will be converted into the right to receive 0.0376302949 shares of Pharmaceuticals’ common stock provided that Pharmaceuticals will issue no more than 9,000,000 shares of its common stock to Virium shareholders. In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium will pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

As conditions precedent to the Merger: (i) Dawson James Securities, Inc. (“Dawson James”) is required to have successfully arranged bridge financing for the benefit of Virium in an amount of $500,000; (ii) Dawson James is required to have successfully arranged up to $3,000,000 in equity financing in a private placement, based on a pre-money valuation as reasonably agreed by the parties to the Merger Agreement; and (iii) the Company is required to have reincorporated from Maryland to Delaware through a merger (the “Reincorporation”) of the Company with and into Pharmaceuticals, with Pharmaceuticals as the surviving Delaware corporation.  At the effective time of the proposed Reincorporation, the outstanding shares of the Company’s common stock will automatically be converted on a one-for-one basis (following consummation of a proposed 1 for 23.06062 reverse stock split with respect to the Company’s common stock) into shares of Pharmaceuticals’ common stock.

The Reincorporation and related reverse stock split are subject to the approval of the Company’s stockholders.  On September 11, 2007, the parties to the Merger Agreement executed an Amendment which provides that subject to certain exceptions, the Merger Agreement may be terminated by either Virium or the Company if the closing of the merger has not occurred on or before November 2, 2007.  As of November 9, 2007, the date of filing this report, neither party has terminated.

The historical financial statements presented are prepared under the assumption that the Company is qualified as a real estate investment trust (“REIT”) and is not subject to federal income taxes on amounts distributed to stockholders (provided distributions to stockholders are at least 90% of the Company’s real estate investment trust taxable income and the Company meets certain other conditions).  In the event the Company does not qualify as a REIT, the Company would be taxable as a C corporation under the Internal Revenue Code.  However, as a taxable corporation, the Company would not owe any current tax or tax for prior years due to its net operating loss carry forwards.  Therefore, no adjustment would be required to the historical financial statements presented related to any tax provision.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company had cash and cash equivalents in the amount of $819. See Item 2. “Management’s Discussion and Analysis or Plan of Operation.”  Therefore, the cash flow available to pay operating expenses is limited.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(4)           Revenue Recognition - Rental income from operating leases is recognized as if earned over the life of any lease agreements.

(5)           Income Taxes - As of September 30, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $3,816,448 which will expire beginning in 2013.  The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis.  The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2007 and December 31, 2006, the balance consisted of the following:

	September 30, 2007	December 31, 2006

Accounts payable to third parties	$275,172	$192,053
Accrued director and advisor fees	78,000	55,500
Accrued interest	8,464	6,186
Cash advances from affiliates	37,500	29,500
Total	$399,136	$283,239

NOTE 4:	SETTLEMENT OF DISPUTED CLAIMS

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

On October 21, 2005, the Company issued to Alan S. Fishbone and Atlantis Capital, Inc. promissory notes in the aggregate principal amount of $75,000 and warrants to purchase 75,000 shares of the Company’s common stock. On or about March 22, 2006, the Company repaid the sum of $25,406, inclusive of all principal and accrued interest, to Mr. Fishbone under one note issued by the Company on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s common stock previously issued to such investor.  On or about May 26, 2006, the Company repaid the sum of $50,614, inclusive of all principal and accrued interest, to Atlantis Capital, Inc. an investor under the Note issued by the Company on October 21, 2005 and terminated warrants to purchase 50,000 shares of the Company’s common stock previously issued to this investor. All principal and accrued interest under the promissory notes have been repaid in full.

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

The Company has issued  six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $29,500 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005 and December 31, 2007 in the following amounts: the sum of $35,500 due is to Mr. James R. Sellers and his spouse under three of the notes; $1,000 is due to Mr. Grady P. Hunter; a director of the Company, and $1,000 is due to Mr. F. Dale Markham, the Company’s Chairman, President and Chief Executive Officer and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

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

As discussed in Note 5, the $200,000 note, due September 30, 2006 is in default. As of November 9, 2007, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

NOTE 7:	CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share).  As of December 31, 2005, 206,000 shares of the Series A Preferred Stock had been issued.  The Series A Preferred Stock was nonvoting.  It was convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock.  Upon conversion, it had a substantial dilutive impact on existing stockholders.

The Company engaged Dawson James as its placement agent with respect to the sale of the notes in October 2005 and March 2006. Dawson James was compensated for their services as follows: (i) Dawson James was paid eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) Dawson James received a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, on September 10, 2005, the Company engaged Dawson James as a financial consultant for a period of twelve months and compensated Dawson James with 100,000 shares of Series A Preferred Stock of the Company, convertible into Common stock of the Company at a ratio of ten shares of Common Stock for each share of Series A Preferred Stock. On or about July 27, 2006, the Company issued 1,000,000 shares of Common Stock to Dawson James, or its nominees, in exchange for the surrender of the 100,000 shares of Series A Preferred Stock.

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005, (including the 100,000 shares issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.  On or about July 27, 2006, holders of the Series A Preferred Stock accepted in exchange for their shares agreed upon amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006.  The total amount of common shares issued by the holders in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836. All shares of the previously issued and outstanding class of Series A Preferred Stock have been cancelled.

On June 3, 2006, the Board of Directors approved, and amended on August 18, 2006, the issuance of shares of common stock of the Company to the following persons: (i) 2,270,800 shares in the aggregate to certain current and former directors and the advisor in lieu of accrued but unpaid directors and advisory fees; (ii) 313,950 shares, in the aggregate, to other persons who provided services to the Company in lieu of accrued but unpaid fees (including the 63,950 shares referenced in Note 4); and (iii) 250,000 shares to a creditor in lieu of payment owed to the creditor.

In the event that the Merger is not consummated, the Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development.  The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s expenses.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

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

The Company accrued advisory fees of $7,500 to the Advisor during the quarter ended September 30, 2007.  Property management, acquisition and disposition fees are to be paid based upon existing contractual agreements between the parties.

The Company paid no cash fees to directors for the period ending September 30, 2007.

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

Previously, the Company intended to invest in acquisitions, joint ventures, and mortgage loans on commercial, industrial and residential income producing real properties. During the first nine months of 2007, the Company broadened the scope of its business plan to complete a business combination with one or more companies with business operations and to pursue other related activities intended to enhance stockholder value. When and if financial resources are available and to the extent funds are not fully invested in potential merger or acquisition opportunities, the Company may invest temporarily in investments such as: (i) short-term government securities, (ii) securities of government agencies, (iii) bankers’ acceptances and repurchase agreements, (iv) certificates of deposit, (v) deposits in commercial banks, (vi) participation in pools of mortgages or bonds and notes, and/or (vii) obligations of municipal, state, and federal governments and government agencies.

The Company has no current operations and has only nominal assets. The Company is a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act (i.e., a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets). The Company’s current primary business plan is to seek, investigate, and, if it believes  warranted, acquire one or more companies with business operations and to pursue other related activities intended to enhance stockholder value. The Company’s activities are currently directed at developing its acquisition plan and raising capital. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity even if the Company is presented with more than one business opportunity.

The manner in which the Company participates in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of the Company management and of the target business.  In addition, the structure of any transaction will determine whether stockholder approval of the transaction is required.

On May 14, 2007, the Board of Directors of the Company approved the Merger Agreement with Virium Pharmaceuticals, Inc., a New York corporation (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2007, by and among the Company, Pharmaceuticals and the Merger Sub.  Subject to the provisions of the Merger Agreement, the Merger Sub will merge into Virium (the “Merger”), with Virium being the surviving corporation following the Merger. At the effective time of the Merger, each issued and outstanding share of Virium common stock will be converted into the right to receive 0.0376302949 shares of Pharmaceuticals’ common stock provided that Pharmaceuticals will issue no more than 9,000,000 shares of its common stock to Virium shareholders. In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium will pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

As conditions precedent to the Merger: (i) Dawson James is required to have successfully arranged bridge financing for the benefit of Virium in an amount of $500,000; (ii) Dawson James is required to have successfully arranged up to $3,000,000 in equity financing in a private placement, based on a pre-money valuation as reasonably agreed by the parties to the Merger Agreement; and (iii) the Company is required to have reincorporated from Maryland to Delaware through a merger (the “Reincorporation”) of the Company with and into Pharmaceuticals, with Pharmaceuticals as the surviving Delaware corporation.  At the effective time of the proposed Reincorporation, the outstanding shares of the Company’s common stock will automatically be converted on a one-for-one basis (following consummation of a proposed 1 for 23.06062 reverse stock split with respect to the Company’s common stock) into shares of Pharmaceuticals’ common stock.  The Reincorporation and related reverse stock split are subject to the approval of the Company’s stockholders.  On September 11, 2007, the parties to the Merger Agreement executed an Amendment which provides that subject to certain exceptions, the Merger Agreement may be terminated by either Virium or the Company if the closing of the Merger has not occurred on or before November 2, 2007.  As of November 9, 2007, the date of filing this report, neither party has terminated.

There can be no assurances that the Merger will be consummated. The ability of the Company to undertake an alternative business combination may be dependent upon the availability of capital.  No assurance can be given that adequate capital will become available to meet the Company’s objectives.  Should the Merger not be consummated, the Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development.  The Company anticipates that it will need to raise at least $350,000 to $400,000 in fiscal 2007 to provide for these requirements and will need to raise additional funds to fund the Company’s operations and any investments then planned.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

Balance Sheet Information

September 30, 2007 Compared to December 31, 2006

Total assets.  Total assets increased to $819 at September 30, 2007 from $320 at December 31, 2006 primarily due to $50,000 cash received by the Company from Virium as an advance on the $300,000 due to the Company from Virium as a closing payment in connection with the Virium Merger under the terms of the Merger Agreement.  The $50,000 cash advance from Virium is currently accounted for as an account payable pending the closing of the Merger. If the Merger is consummated, the $50,000 will be accounted for as Virium’s payment of a portion of the Merger purchase price.

Total liabilities.  Total liabilities increased to $649,379 at September 30, 2007 from $483,239 at December 31, 2006 primarily due to showing a payment from Virium as a note payable pending closing of the Virium Merger, due to an additional advance made by Heritage Advisory Corp. and due to increased legal billings from corporate counsel, all of which were added to accounts payable and notes payable.

Results of Operations

Three Months and Nine Months Ended September 30,  2007  Compared to Three Months and Nine Months Ended September 30, 2006

Net loss.  For the three months ended September 30, 2007, the Company had a net loss of $85,436, or $0.01 per share, as compared to a net gain of $36,722 or $0.01 per share, for the three months ended September 30, 2006.  The increase in net loss is primarily a result of the relief of indebtedness in the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the Company had a net loss of $177,234 compared with a net loss of $273,329 for the nine months ended September 30, 2006.  The decrease was due to lower professional fees and director fees that were not charged in this current period and also due to the relief of indebtedness in the nine months ended September 30, 2006.

Revenues.  Revenues for the three months and for the nine months ended September 30, 2007 were zero, as compared with Revenues of $122,000 for the three months and for the nine months ended September 30, 2006 due to the relief of indebtedness characterized as income.  The Company did not engage in any business activities during all of these periods.

Depreciation and Amortization.  Depreciation and amortization expenses for the three months and for the nine months ended September 30, 2007 and for the three months and the nine months ended September 30, 2006 were zero, as there were no assets to be depreciated in any of these periods.

Interest Expense.  For the three months ended September 30, 2007, interest expense totaled $4,768 as compared with $6,573 for the three months ended September 30, 2006.  The decrease was primarily due to the lower interest obligation on the Company’s promissory note in the principal amount of $200,000.  For the nine months ended September 30, 2007, interest expense totaled $14,114 compared with $17,144 for the nine months ended September 30, 2006.  The decrease was primarily due to the lower interest obligation on the Company’s promissory note in the principal amount of $200,000.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company.  Directors fees for the three months and nine months ended September 30, 2007 were zero in anticipation of Board action wherein director fees for both periods are anticipated to be waived.  This compares with zero for the three months and $28,204 for the nine months of director fees for the period ended September 30, 2006.  The reason for the decrease in directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate merger negotiations.   Although no director fees were accrued during the three month period ended September 30, 2007, at this time the Board has not formally approved a waiver of director fees.  Advisor fees in the amount of $7,500 were paid or accrued during both the three month and the nine month periods ended September 30, 2007 and September 30, 2006.

Other Expenses.  Other expenses for the three months ended September 30, 2007 were $73,168, an increase from $71,205 incurred in the three months ended September 30, 2006.  Professional fees paid in the period ended September 30, 2007 accounted for the increase in Other Expenses.  Other expenses for the nine months ended September 30, 2007 were $140,620 as compared with $327,481 for the nine months ended September 30, 2006.  This decrease was accounted for primarily by a decrease in amortization of consulting fees paid to the placement agent of Notes.

Liquidity and Capital Resources

Cash and cash equivalents were $819 at September 30, 2007 compared with $320 at December 31, 2006.  Cash flows used for operations were ($2,035) in the three months ended September 30, 2007 and ($14,702) in the three months ended September 30, 2006.  Cash flows used for operations were ($49,501) in the nine months ended September 30, 2007 as compared with ($140,789) in the nine months ended September 30, 2006. The decrease in the cash flows used for operating activities for both periods was primarily the result of the lowering of due diligence and legal costs incurred.

Series A Preferred Stock

In the period between October 2003, and December 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors and 100,000 shares of Series A preferred to Dawson James as compensation.  In 2006, management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 15, 2005, (including the 100,000 shares issued as part of the Dawson James compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.  On or about August 23, 2006, holders of such preferred shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006.  The total amount of the Company common stock issued  in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836. All shares of the previously issued and outstanding class of Series A Preferred Stock have been cancelled.

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

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000.  In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by the $4,000 interest due from the Company to the purchaser for interest on the $200,000 Note due from the Company to the purchaser for the four month period ending September 30, 2006.  Further offsets to this $20,000 credit of approximately $4,000 was applied as of December 31, 2006, again as of March 31, 2007, again as of June 30, 2007 and again as of September 30, 2007. Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer, and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f). Based on this evaluation, the Company’s management determined that no change was made to the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $37,500 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005 and December 31, 2007 in the following amounts: the sum of $35,500 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

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

2.1
Amendment dated September 11, 2007, effective August 31, 2007 to the Agreement and Plan of Merger, dated as of May 25, 2007, by and among Virium Pharmaceuticals Inc., Reit Americas, Inc., Virium Pharmaceuticals, Inc. (Delaware) and Virium Merger Sub, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007).

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

REIT AMERICAS, INC.

Dated: November 9, 2007	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Amendment dated September 11, 2007, effective August 31, 2007 to the Agreement and Plan of Merger, dated as of May 25, 2007, by and among Virium Pharmaceuticals Inc., Reit Americas, Inc., Virium Pharmaceuticals, Inc. (Delaware) and Virium Merger Sub, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007).

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