Form 10KSB
period 2007-12-31
REIT AMERICAS, INC.
filed 2008-03-27
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There is no established trading market for the issuer’s common stock and the issuer did not seek an appraisal or other independent valuation of its securities. Therefore, the issuer cannot determine the aggregate market value of common equity held by non-affiliates. As of March 19, 2008, the book value of the issuer’s common stock held by non-affiliates was $0.

As of March 19, 2008, 6,918,186 shares of the issuer’s common stock were outstanding.

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

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company anticipates. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to continue as a going concern; the validity of the shares of Series A Preferred Stock issued by the Company; the availability of financing on terms acceptable to the Company; management’s ability to implement the Company’s business and growth strategy; the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and the Company’s and its management’s ability to consummate a merger or other business combination transaction. For additional information regarding risks and uncertainties to which the Company is subject, see “Risk Factors” included in Part I, Item 1 “Description of Business” of this Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-KSB, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

REIT Americas, Inc., formerly known as Healthcare Investors of America, Inc. (the “Company”, “we”, “us” or “our”), is a Maryland corporation formed on February 6, 1987. The Company changed its name from Harbor American Health Care Trust, Inc. to Healthcare Investors of America, Inc. effective December 27, 1996 and from Healthcare Investors of America, Inc. to REIT Americas, Inc. on June 25, 2004. The principal office of the Company is located at 2960 North Swan Road, Suite 300, Tucson, Arizona 85712.

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases. However, during the last six fiscal years, the Company has not engaged in any significant business activities and currently does not own any real estate assets. The Company’s business plan had previously focused primarily on investing in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2006, and continuing in the first quarter of 2007, the Company actively pursued certain investments in income producing real estate properties, but did not enter into or consummate such a transaction. During the remainder of 2007, the Company began to focus its attention on the identification of a suitable business combination candidate outside of the real estate sector.

BUSINESS STRATEGY

The Company has no current operations and has only nominal assets. The Company is a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act (i.e., a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets). The Company’s primary business plan is to seek, investigate, and, if it believes warranted, acquire one or more companies with business operations and to pursue other related activities intended to enhance stockholder value (a “business transaction”).  The Company does not intend to limit the search to any specific kind of industry or business and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  The manner in which the Company participates in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management and of the target business.  In addition, the structure of any transaction will determine whether stockholder approval of the transaction is required.

          The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following any business transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by our stockholders. In the case of an acquisition, the transaction will likely be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares of our common stock, par value $.01 (the “Common Stock”). The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval although it may not be able to do so.

          It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

There can be no assurance that the Company’s business plan will be successful and, if a business transaction is consummated, that the transaction will increase stockholder value or provide dividends to stockholders. During the past twelve months, the Company has been unable to raise any capital and it may not be able to obtain any financing necessary to consummate a business transaction or otherwise.

MERGER AGREEMENT

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc., a New York corporation (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2007, by and among Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), the Company, Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”).  Subject to the provisions of the Merger Agreement, Merger Sub would merge into Virium (the “Merger”), with Virium being the surviving corporation following the Merger.

As a result of the Merger, each share of common stock, par value $0.01 per share, of Virium held by the Virium shareholders would be exchanged for one newly-issued share of common stock, par value $0.01 per share, of Pharmaceuticals, on the terms and conditions set forth in the Merger Agreement.  In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium is obligated to pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

The consummation of the Merger is subject to certain conditions, including: (i) Dawson James Securities, Inc. (“Dawson James”) is required to have successfully arranged bridge financing for the benefit of Virium in an amount of $500,000; (ii) Dawson James is required to have successfully arranged up to $3,000,000 in equity financing in a private placement, based on a pre-money valuation as reasonably agreed by the parties to the Merger Agreement; and (iii) the Company is required to have reincorporated from Maryland to Delaware through a merger (the “Reincorporation”) of the Company with and into Pharmaceuticals, with Pharmaceuticals as the surviving Delaware corporation.  Immediately prior to the proposed Reincorporation, the Company is required to effect a 1 for 23.06062 reverse stock split of its Common Stock (the “Reverse Stock Split”).  At the effective time of the proposed Reincorporation, the outstanding shares of the Company’s Common Stock are to be automatically converted on a one-for-one basis into shares of Pharmaceuticals’ common stock.

The Reincorporation and related Reverse Stock Split are subject to the approval of the Company’s stockholders.  On September 11, 2007, the parties to the Merger Agreement executed an amendment, effective August 31, 2007, which provided that subject to certain exceptions, the Merger Agreement could be terminated by either Virium or the Company if the closing of the Merger had not occurred on or before November 2, 2007.

On December 12, 2007, the Company, Virium, Pharmaceuticals and Merger Sub executed a second amendment (the “Second Amendment”) to the Merger Agreement.  The Second Amendment provides, subject to certain exceptions, that the Merger Agreement may be terminated by either Virium or the Company if the closing of the Merger has not occurred on or before March 31, 2008.  In addition, the Second Amendment modified the Merger Agreement in order to address the $500,000 Virium NY received in bridge financing on December 12, 2007 and requires that Pharmaceuticals enter into employment agreements with certain executives of Virium NY as a condition to closing the Merger.

As of the date of this Form 10-KSB, the Merger had not been consummated.

ADVISORY SERVICES

Effective March 1, 1998, the Company had a contract for advisory services with Harbor American Capital Group, an Arizona limited partnership (“HACG” or the “Advisor”), to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company.  HACG is administered by its general partner, Heritage Advisory Corporation, an Arizona corporation (“Heritage” or the “Advisor”). The Company’s contract with HACG expired effective December 31, 2003, but HACG continued offering day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG.  As of the date of this Form 10-KSB, Heritage continues to act under this interim advisor status.

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

EMPLOYEES

As of December 31, 2007, the Company did not employ any persons. The business of the Company is managed by the Advisor pursuant to an at will oral agreement.  As a result of the Company’s lack of operations, the officers of the Company do not currently provide any services to the Company for which they receive compensation.

RISK FACTORS

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

SINCE WE HAVE HAD NOMINAL OPERATIONS AND ASSETS, WE ARE CONSIDERED A SHELL COMPANY UNDER THE FEDERAL SECURITIES LAWS WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Under the federal securities laws, we are considered a shell company because, at December 31, 2007, we had nominal operations and assets consisting of $269 representing cash and cash equivalents. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to lose its shell company status and include information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10 under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time, if ever, as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

WE HAVE BROADENED OUR BUSINESS STRATEGY TO CONSIDER INVESTMENT OPPORTUNITIES OUTSIDE THE REAL ESTATE SECTOR AND IF WE CONSUMMATE NON-REAL ESTATE RELATED TRANSACTIONS WE WILL NO LONGER QUALIFY AS A REIT.

Although we previously qualified as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code (“Code”), we do not currently own any real estate assets. If the Merger is not consummated, our management anticipates it will continue to seek suitable real estate investment related opportunities.  As an alternative strategy, our management will investigate and review potential merger and acquisition opportunities, and, if justified, potentially acquire or merge with one or more businesses, such as the contemplated Merger with Virium. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us. If our management determines it is in our best interests to consummate a business transaction outside of the real estate sector, we will likely no longer qualify for REIT tax treatment and will be taxed as a corporation. Furthermore, our stockholders will likely not receive cash distributions that would be required under the Code if we were qualified as a REIT.

BECAUSE OF LOSSES INCURRED BY US TO DATE AND OUR GENERAL FINANCIAL CONDITION, WE RECEIVED A GOING CONCERN QUALIFICATION IN THE AUDITORS’ REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006, RESPECTIVELY, THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS DURING THE NEXT 12 MONTHS.

We had net losses of approximately $262,714 and $393,150 for the fiscal years ended December 31, 2007 and 2006, respectively, and generated no revenues in the fiscal years ended December 31, 2007 and 2006, respectively. We do not have any long-term source of revenue or investments in any income producing real estate. Our auditors included a going concern qualification in their report on our financial statements for the fiscal years ended December 31, 2007 and 2006, respectively. We cannot assure you that we will be able to generate revenue or raise sufficient capital to operate our business during the next 12 months. Our existence is dependent upon our management’s ability to develop profitable operations and resolve our liquidity problems. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. We may continue to have operating losses in the foreseeable future. If we are unable to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

IF WE CONTINUE TO EXPERIENCE LIQUIDITY ISSUES AND ARE UNABLE TO GENERATE REVENUE, WE MAY BE UNABLE TO REPAY OUR OUTSTANDING NOTES, WHICH ARE CURRENTLY IN DEFAULT, AND MAY BE FORCED TO SEEK PROTECTION UNDER THE FEDERAL BANKRUPTCY LAWS.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise capital on acceptable terms. At December 31, 2007, we had $200,000 in principal amount of debt outstanding under notes which matured on September 30, 2006 and have not been repaid to the lender. We made our required interest payments on a timely basis up to and including December 31, 2006 only.  Subsequent to December 31, 2006, we have accrued interest through December 31, 2007 in the amount of $23,920.  Of this amount, $20,000 is accounted for as a credit in lieu of payment to the Company by the noteholder for the exercise of warrants. The notes provide that the Company’s failure to pay timely any amount due under the notes constitutes an event of default.  As of the date of this Form 10-KSB, the notes are in default.  Accordingly, the entire unpaid balance of the principal sum and interest accrued bears interest at a rate of 10% per year on the unpaid balance until paid. If we are unable to secure financing necessary to repay these notes, we may be forced to seek protection under the federal bankruptcy laws.

WE LIKELY WILL COMPLETE ONLY ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE DEPENDENT SOLELY ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS, SERVICES OR ASSETS.

          Given our limited financial resources and other considerations, it is likely that if we complete a business combination it will be with only one target business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete business combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

OUR EXECUTIVE OFFICERS MAY NOT DEVOTE SIGNIFICANT TIME TO OUR ACTIVITIES AND MAY ENGAGE IN ACTIVITIES THAT MAY BE CONSIDERED TO BE COMPETING WITH OUR OPERATIONS, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our executive officers are not required to devote their full time to our affairs. Because of their time commitments, as well as the fact that we have no business operations currently, the members of our management currently devote what may be deemed insignificant time on a weekly basis to our activities, until such time as we have identified a suitable real estate acquisition target or determined to engage in a particular business or industry and have commenced such operations.

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

We have very limited financial resources. At December 31, 2007, we had cash and cash equivalents of $269 and $734,310 in total liabilities, including $265,000 in outstanding notes which matured on September 30, 2006 and are currently in default. We will need to obtain additional funding for our working capital needs, repayment of the matured notes and business development. We anticipate that we will need to raise at least $700,000 to $800,000 in the 2008 fiscal year to provide for these requirements and will need to raise additional funds to fund future business operations, if any. Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results which may impact our efforts to arrange financing on terms satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges. Our failure to obtain capital on acceptable terms will also negatively impact our liquidity and our ability to continue our operations.

WE DEPEND ON THE SERVICES OF OUR ADVISOR TO IMPLEMENT PART OF OUR BUSINESS STRATEGY AND THE LOSS OF ITS SERVICES WILL HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The extensive experience and contacts of our Advisor within the real estate industry are a critical component of our business strategy with respect to the acquisition of income-producing real property and other business combination opportunities. The growth of our operations is dependent upon the efforts and abilities of our Advisor to evaluate and pursue our business opportunities. Effective March 14, 2006, Heritage was appointed as the interim Advisor without a written agreement. As a result, this relationship may be terminated at will by the Advisor. The loss of the services of our Advisor, for any reason, could adversely affect our business.

WE ARE CURRENTLY UNABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES WHICH WILL HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS AND GROWTH STRATEGY WHICH WILL NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our growth strategy and ability to generate revenues if we continue operations as a REIT would be largely dependent upon our ability to: (i) find, and invest in, income producing commercial, industrial and residential real estate properties; (ii) negotiate with new or existing tenants of such properties; (iii) invest in high yield mortgages and (iv) obtain adequate financing on acceptable terms to fund our growth strategy, or alternatively, (v) find, and invest in other business opportunities outside of the real estate sector. Although we had been actively pursuing certain investments in income producing real estate properties and high yield mortgage opportunities, no transaction was consummated in fiscal year 2007.  We did enter into a Merger Agreement with Virium during the fiscal year ended December 31, 2007, however as of the date of this Form 10-KSB, the Merger had not been consummated.  Our failure with respect to any or all of the foregoing factors could impair our ability to successfully implement our growth strategy, which will have an adverse effect on our financial condition and results of operations.

WE WILL ENCOUNTER INTENSE COMPETITION FROM SUBSTANTIALLY LARGER AND BETTER FINANCED COMPANIES WHICH MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO ACHIEVE PROFITABLE OPERATIONS.

If we continue operations as a REIT, our success will depend upon our ability to penetrate the market for investing in income producing real estate properties and high yield mortgages or to affect a business combination with a suitable partner.  We will compete for acceptable investments with financial institutions, including insurance companies, pension funds and other institutions, real estate investment trusts and limited partnerships which have investment objectives similar to ours. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete with numerous small public companies in seeking merger or acquisition candidates.  It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share. Our future success will depend upon our ability to penetrate the market quickly and efficiently. Our ability to respond to the evolving demands of the marketplace will play a key role in our success. If we are unable to respond to, and compete, in these markets, it will have an adverse effect on our results of operations and financial condition and will negatively impact our ability to achieve profitable operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, beginning with this Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting. As a non-accelerated filer, we will also be required to file beginning with our annual report on Form 10-KSB for our first fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

RISK RELATED TO OUR FEDERAL INCOME TAXATION AS A REIT

WE CURRENTLY HAVE NO OPERATIONS AND IF WE DO NOT QUALIFY AS A REIT, WE WILL BE SUBJECT TO TAX AS A REGULAR CORPORATION AND FACE SUBSTANTIAL TAX LIABILITY.

We currently have no operations, do not own any properties, and may not continue in the real estate business.  It is likely that we currently do not and will not qualify as a REIT.  Qualification as a REIT involves the satisfaction of annual, and in some cases quarterly, tests related to the ownership of our Common Stock, the nature of our assets, the source of our income and the amount of distributions to our stockholders. Although we intended to qualify as a REIT, we may have failed to satisfy one or more of the REIT tests discussed above for tax years ending after December 31, 2000. If we fail or have failed to qualify as a REIT, then:

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

If we fail or have failed to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT would impair our ability to raise capital, expand our business and make distributions to our stockholders and would adversely affect the value of our securities. There is substantial likelihood that due to failure of the Company to make a past distribution of income to stockholders in 2004 in the amount of $4.00, that the Company may no longer qualify as a REIT.

IF WE OTHERWISE QUALIFY AS A REIT AND CANNOT MEET OUR REIT DISTRIBUTION REQUIREMENTS, WE MAY HAVE TO BORROW FUNDS OR LIQUIDATE ASSETS, IF AVAILABLE, TO MAINTAIN OUR REIT STATUS.

REITs generally must distribute 90% of their taxable income annually. In the event that we qualify as a REIT, own properties, and we do not have sufficient available cash to make these distributions, our ability to acquire additional properties may be limited. Also, for the purposes of determining taxable income, we may be required to include interest payments, rent and other items we have not yet received, if any, and exclude payments attributable to expenses that are deductible in a different taxable year. As a result, we could have taxable income in excess of cash available for distribution. In such event, we could be required to borrow funds or sell assets, if any, in order to make sufficient distributions and maintain our REIT status (to the extent that we otherwise qualify as a REIT).

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

RISKS RELATED TO BUSINESS COMBINATIONS

THE MERGER IS SUBJECT TO A NUMBER OF CONDITIONS, WHICH MEANS THE MERGER WILL NOT TAKE PLACE IF THESE CONDITIONS ARE NOT MET.

The proposed Merger is subject to a number of conditions, including approval of the Merger by each party's equity holders, among others. Either party can terminate the Merger Agreement if the Merger transaction has not been completed by March 31, 2008, unless the failure to close by such date is due to the failure of the party seeking to terminate the Merger Agreement. There can be no assurance that all conditions to the Merger transaction will have been satisfied or waived by March 31, 2008.  Failure to complete the Merger would mean that the Company would have expended significant financial, management and other resources on the Merger without receiving any benefit from it.

WE MAY NOT ACHIEVE THE BENEFITS WE EXPECT FROM THE MERGER, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANIES’ BUSINESS, FINANCIAL, AND OPERATING RESULTS.

          We entered into the Merger Agreement with the expectation that the Merger will result in benefits to the combined company arising out of the combination of the business of Virium and the reporting obligations of the Company which provide the potential for the development of a trading market for our Common Stock at some point in the future, although the development of a trading market is not in any way assured. To realize any benefits from the Merger, the combined company must continue to timely file its reports required under the Exchange Act and apply for quotation on a stock exchange or other electronic trading facility, provided we have shares eligible for quotation at the time of application. In addition, we will face a number of post-Merger challenges, which if the combined company is not successful in addressing, then the benefits of the Merger will not be realized and, as a result, the combined company’s operating results and the value of our Common Stock may be adversely affected. These challenges, if not successfully met by the combined company, could result in possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel. Neither we nor Virium can assure you that we will be able to profitably manage the combined company.

IF THE MERGER IS CONSUMMATED, WE WILL LACK BUSINESS DIVERSIFICATION AND THUS A LIMITED ABILITY TO OFFSET ANY LOSSES OF AN ACQUIRED BUSINESS.

As a result of our limited resources, we expect to have limited proceeds to expand our business beyond that conducted by Virium or any other entity with which we propose to enter into a business combination. Accordingly, the prospects for our success initially will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, if any.

THERE WILL LIKELY BE NO INDEPENDENT VALUATION OF THE COMPANY UPON WHICH ANY STOCKHOLDER CAN BASE AN INVESTMENT DECISION.

The number of shares of our Common Stock to be issued pursuant to any proposed business combination will likely be determined by negotiation between our management and the management of the proposed business combination partner. Such consideration will not necessarily bear any relationship to the proposed business combination partner’s asset value, net worth or other established criteria of value and should not be considered indicative of the actual value of the Company or the proposed business combination partner. Furthermore, due to our limited resources, neither we nor the proposed business combination partner will likely have obtained either an appraisal of any entity or their respective securities or an opinion that the proposed Merger is fair from a financial perspective.

WE MAY ISSUE OUR CAPITAL STOCK OR DEBT SECURITIES TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

          We are likely to issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of Common Stock and preferred stock, to complete a business combination. The issuance of additional shares of Common Stock or any number of shares of our preferred stock:

a)	may cause substantial dilution and significantly reduce the equity interest of our current stockholders;

b)	may subordinate the rights of holders of Common Stock if we issue preferred shares with rights senior to those afforded to our holders of Common Stock; and

c)
will likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

           Similarly, if we issue debt securities, it could result in:

a)
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

b)	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

c)	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

          The resulting change in control of our company will likely result in removal of our present executive officers and directors and a corresponding reduction in or elimination of such person’s participation in our future affairs.

WE HAVE A LIMITED ABILITY TO EVALUATE MANAGEMENT OF A TARGET BUSINESS.

We expect our present management to play no managerial role in our company following any business combination, including the proposed Merger with Virium. Although we may negotiate with the management of a prospective business combination candidate in connection with our evaluation of a business combination with such company, our assessment of management may be incorrect.

In evaluating a prospective target business, we may consider several factors, including the following:

•	experience and skill of management and availability of additional personnel of the target business;

•	costs associated with effecting the business combination;

•	equity interest retained by our stockholders in the merged entity;

•	growth potential of the target business;

•	capital requirements of the target business;

•	capital available to the target business;

•	competitive position of the target business;

•	stage of development of the target business;

•	degree of current or potential market acceptance of the target business, products or services;

•	proprietary features and degree of intellectual property or other protection of the target business;

•	the financial statements of the target business; and

•	the regulatory environment in which the target business operates.

THERE MAY BE ADVERSE TAX CONSEQUENCES AS A RESULT OF A MERGER.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We must evaluate the possible tax consequences of any prospective business combination and will endeavor to structure any acquisition transaction so as to achieve the most favorable tax treatment to us, the target business and our stockholders. There can be no assurance that the Internal Revenue Service (“IRS”) or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the IRS or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business, and our stockholders.

RISKS RELATED TO INVESTMENT IN REAL ESTATE

IF WE ACQUIRE PROPERTY IN THE FUTURE, OUR PROPERTIES MAY BE SUBJECT TO GENERAL REAL ESTATE OPERATING RISKS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

If we acquire property in the future, we will be subject to the risks of investing in real property. In general, a downturn in the national or local economy, changes in zoning or tax laws or the lack of availability of financing could adversely affect occupancy or rental rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased rents. If operating expenses increase, the local rental market for properties similar to the ones in which we may possibly invest may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

Recently, the real estate market in the United States has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, which has caused more generalized credit market disturbances and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all types have increased. Further declines in real estate values in the United States or elsewhere and continuing credit and liquidity concerns would have an adverse affect on our financial condition and results of operations and make it difficult for us to invest in real estate.

REAL ESTATE INVESTMENTS ARE RELATIVELY ILLIQUID, AND OUR INABILITY TO SELL PROPERTIES DURING A LONG PERIOD OF TIME MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Real estate investments are relatively illiquid. In the event that we acquire any real estate properties, illiquidity would limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, federal income tax provisions applicable to REITs may limit our ability to sell those properties, which would adversely affect our financial condition and results of operations.

ASSUMING WE ACQUIRE REAL ESTATE PROPERTIES IN THE FUTURE, WE MAY CONSTRUCT IMPROVEMENTS, THE COST OF WHICH MAY NOT BE RECOVERABLE, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We may acquire properties and construct improvements or acquire properties under contract for development in the future. Investment in properties to be developed or constructed is more risky than investments in fully developed and constructed properties with operating histories. In connection with the acquisition of these properties, we may advance, on an unsecured basis, a portion of the purchase price in the form of cash, a conditional letter of credit and/or a promissory note. We will be dependent upon the seller or lessee of the property under construction to fulfill its obligations, including the return of advances and the completion of construction. This party’s ability to carry out its obligations may be affected by financial and other conditions which are beyond our control.

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

ANY PROPERTIES WE ACQUIRE MAY BE SUBJECT TO ENVIRONMENTAL LIABILITIES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

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

Any properties we acquire will be subject to a satisfactory environmental site evaluation conducted in accordance with applicable federal regulations and/or applicable professional standards (commonly referred to as a Phase I environmental site assessment), which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; and/or satisfactory Phase II environmental site assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our board may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that an environmental condition exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all legally required remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.

AN UNINSURED LOSS OR A LOSS IN EXCESS OF OUR INSURED LIMITS COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain types of losses, such as from terrorist attacks, may be either uninsurable, or coverage may be too difficult to obtain or too expensive to justify insuring against such types of losses. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we may have invested in a property, as well as the anticipated future revenue from the property. Therefore, if we, as a landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, and the value of our assets would decrease significantly. In addition, in such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could have an adverse impact on our financial condition and results of operation.

OUR PROPERTIES MAY NOT BE PROFITABLE, MAY NOT RESULT IN DISTRIBUTIONS AND/OR MAY DEPRECIATE, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

While we may attempt to buy leased, income-producing properties at a price at or below the appraised value of such properties, any properties acquired by us:

a)	may not operate at a profit;

b)	may not perform to our expectations;

c)	may not appreciate in value;

d)	may depreciate in value;

e)	may not ever be sold at a profit; and

f)	may result in the loss of a portion of our investment.

The marketability and value of any properties will depend upon many factors beyond our control. A ready market for any properties we may acquire may not exist or develop. If any of the foregoing circumstances occur, it would have an adverse impact on our financial condition and results of operation.

IN THE EVENT WE ACQUIRE PROPERTY AND ENTER INTO PROPERTY LEASES, WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACES, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATION.

In the event that we acquire property and enter into property leases in the future, our property leases might not be renewed, the space might not be relet or the terms of renewal or reletting may be less favorable than the then-current lease terms, which would have an adverse effect on our financial condition and results of operations.

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

RISKS RELATED TO OUR SECURITIES

THERE IS CURRENTLY NO PUBLIC OR PRIVATE TRADING MARKET FOR OUR COMMON STOCK AND THEREFORE AN INVESTMENT IN THE COMMON STOCK PRESENTLY HAS SEVERELY LIMITED LIQUIDITY.

Although we are a company subject to the reporting requirements of the Exchange Act, our Common Stock is not publicly traded or quoted on any stock exchange or other electronic trading facility. We have no present plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Stock. We cannot assure you that a trading market for our Common Stock will ever develop. Our Common Stock has not been registered for resale under the blue sky laws of any state. The holders of shares of our Common Stock, and persons who may wish to purchase shares of our Common Stock in any trading market that might develop in the future, should be aware that significant state blue sky laws and regulations may exist which could limit the ability of our stockholders to sell their shares and limit potential purchasers from acquiring our Common Stock. An investment in our securities should be regarded as illiquid and highly speculative, and it is suitable only for persons who are able to hold their investment in us indefinitely.

DISTRIBUTION PAYMENTS IN RESPECT OF OUR COMMON STOCK ARE SUBORDINATE TO PAYMENTS ON OUR DEBT.

Distributions to our stockholders are subordinate to the payment of our current debts and obligations. Since we have insufficient funds to pay our debts and obligations, distributions to stockholders are suspended pending the payment of such debts and obligations.

ITEM 2.	DESCRIPTION OF PROPERTY

There is no property presently owned or leased by the Company. The Company uses the Advisor’s office as its corporate offices.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company, although from time to time the Company may be involved in legal matters in the ordinary course of its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Common Stock is not listed or traded on any public exchange market or other electronic trading facility. As a result, holders of Common Stock should expect to find it more difficult to dispose of, or to obtain information on the price of the Common Stock.

The transfer agent for the Common Stock of the Company, as of the date of this Form 10-KSB, was Computershare Trust, Inc., P.O. Box 1596, Denver, Colorado 80201.

HOLDERS

As of the date of this Form 10-KSB, there were 6,918,186 shares of Common Stock outstanding, which were owned by approximately 417 holders of record.

DIVIDENDS

The Company declared and paid a dividend on the Common Stock in the amount of $1.25 per share on August 21, 2001 to stockholders of record on August 12, 2001. No dividends were paid in 2002, 2003, 2004, 2005, 2006 or 2007. Under the Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its stockholders at least 90% of its taxable income as that term is defined in Part II, Subchapter M of Chapter I of the Code and regulations and rulings promulgated thereunder. Assuming that the Company qualifies as a REIT, the Company intends to distribute quarterly or more frequently to its stockholders on a pro-rata basis substantially all cash available for distribution. The Company anticipates that such cash distributions will aggregate annually at least 90% of its REIT taxable income.  In the event that the Company enters into a business combination and/or it does not qualify as a REIT, then it does not anticipate declaring any cash dividends.  In such event, the Company would likely retain earnings, if any, for the operation and expansion of its business.

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

The Company has investigated potential merger and acquisition opportunities outside the real estate sector to acquire or merge with one or more businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. The manner in which the Company participates in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of the Company’s management and of the target business.  In addition, the structure of any transaction will determine whether stockholder approval of the transaction is required. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to it. Additionally, the Company does not intend to limit the search to any specific kind of industry or business and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

During the fiscal year ended December 31, 2007, the Company entered into a Merger Agreement with Virium, which as of the date of this Form 10-KSB, had not been consummated.  Subject to the provisions of the Merger Agreement, Merger Sub would merge into Virium, with Virium being the surviving corporation following the Merger. As a result of the Merger, each share of common stock, par value $0.01 per share, of Virium held by the Virium shareholders would be exchanged for one newly-issued share of common stock, par value $0.01 per share, of Pharmaceuticals, on the terms and conditions set forth in the Merger Agreement.  In consideration of the shares of Pharmaceuticals’ common stock, at the closing, Virium is obligated to pay Pharmaceuticals the sum of $300,000, less any amounts previously paid by Virium to the Company as an advance on the cash payment.

The Merger Agreement contains certain termination rights for both the Company and Virium, including without limitation, the mutual right to terminate the Merger Agreement if for any reason the closing has not occurred on or before March 31, 2008.  There can be no assurances when the proposed Merger will take place, if at all.  In the event that we do not consummate the Merger, we will continue to be a shell company and will have only nominal assets and very limited resources with which to continue operations.  In addition, failure to complete the Merger will mean that the Company will have expended significant financial, management and other resources on the Merger without receiving any benefit from it.  Without completing the Merger or another business combination, the Company’s future remains uncertain.

If the Merger with Virium is not consummated, the ability of the Company to undertake an alternative business combination may be dependent upon the availability of capital.  No assurance can be given that adequate capital will become available to meet the Company’s objectives.  Should the Merger not be consummated, the Company will need to obtain additional funding for its working capital needs, repayment of matured notes and business development.  The Company anticipates that it will need to raise at least $700,000 to $800,000 in fiscal 2008 to provide for these requirements and will need to raise additional funds to fund the Company’s operations and any investments then planned.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise resume operations and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be extremely dilutive to existing stockholders.

BALANCE SHEET INFORMATION

DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

TOTAL ASSETS. Total assets decreased from $320 at December 31, 2006 to $269 at December 31, 2007 primarily due to using cash for operating expenses.

TOTAL LIABILITIES. Total liabilities increased from $483,239 at December 31, 2006 to $734,310 at December 31, 2007 primarily due to the issuance of notes and exchange of Common Stock for the release of payables to the directors, the Advisor and other professionals.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

NET LOSS. For the fiscal year ended December 31, 2007, the Company had a net loss of $262,714, or $.04 per share, as compared to a net loss of $393,150, or $.10 per share for the fiscal year ended December 31, 2006. The decrease in net loss is primarily a result of the decrease in other operating expenses including professional and contract services and a reduction in fees paid to the Advisor.

REVENUES. Revenues for the fiscal years ended December 31, 2007 and December 31, 2006 (excluding relief for indebtedness) were $0, as the Company did not engage in any significant business activities during these fiscal years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the fiscal years ended December 31, 2007 and December 31, 2006 was $0, as there were no assets to be depreciated.

INTEREST EXPENSE. For the fiscal year ended December 31, 2007, interest expense totaled $18,999 compared with $21,928 for the fiscal year ended December 31, 2006. The decrease in 2007 was due to accruals of interest on the Notes payable to affiliates.

ADVISOR AND DIRECTORS FEES. Advisor and directors’ fees consist of costs associated with the Advisor to, and directors of, the Company. Directors fees for the fiscal years ended December 31, 2007 and December 31, 2006 were $0.  In the absence of income, and in consideration of previous stock grants, the Directors agreed to accept no director fees in 2007.  Advisor fees in the amount of $30,000 were accrued in both 2007 and in 2006.

OTHER EXPENSES. Other expenses for the fiscal year ended December 31, 2007 were $213,715, a decrease from $394,434 incurred in the fiscal year ended December 31, 2006. The reason for the decrease was due to lower professional and contract services. Legal fees accounted for the majority of these other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $269 at December 31, 2007 compared with $320 at December 31, 2006. Cash used for operations were $(65,051) in the fiscal year ended December 31, 2007 and $(147,492) in the fiscal year ended December 31, 2006.  Cash used for operations in 2007 were primarily the result of due diligence and legal costs incurred. Advances from the Advisor and from the $300,000 payable due from Virium were the primary source of working capital as efforts to recapitalize the Company were considered. Total stockholders’ deficiency increased from ($482,919) at December 31, 2006 to ($734,041) at December 31, 2007.

On or about March 22, 2006, the Company paid the sum of $25,405.52, inclusive of all principal and accrued interest, to a prior investor under the note issued by the Company to the investor on October 21, 2005 and terminated warrants to purchase 25,000 shares of the Company’s Common Stock previously issued to such investor. On or about May 26, 2006, the Company paid the sum of $50,614 inclusive of all principal and accrued interest, to a private investor under the note issued by the Company on October 21, 2005, and terminated warrants to purchase 50,000 shares of the Company’s Common Stock previously issued to the investor.

SERIES A PREFERRED STOCK

Between October 2003 and December 2004, the Company issued 206,000 shares of Series A Preferred Stock to accredited investors and 100,000 shares of Series A Preferred to Dawson James, an investment banker, as compensation. In 2006, management also became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005 (including the 100,000 shares issued as part of the Dawson James compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of Common Stock issuable upon conversion. On or about August 23, 2006, holders of such preferred shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of Common Stock for each one share of Preferred Series A stock plus Common Stock to be issued in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006. The total amount of the Common Stock issued in exchange for the 306,000 shares of Series A Preferred Stock was valued at 3,485,836.

BRIDGE LOAN PROMISSORY NOTES

On or about March 1, 2006, the Company issued notes in the aggregate principal amount of $200,000 (the “Notes”) and warrants to purchase 200,000 shares of the Common Stock to an accredited investor. The Notes matured on September 30, 2006 and have not been repaid. The Note provides that the Company’s failure to pay timely any amount due under the Notes constitutes an event of default. Upon an occurrence of an event of default under the Notes, the entire unpaid balance of said principal sum and interest then accrued shall bear interest at 10% per year on the unpaid balance until paid.

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of Common Stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by $20,000 interest due from the Company to the purchaser for interest on the Notes due from the Company to the purchaser for the twelve month period ending September 30, 2006. As of December 31, 2007, the Company had accrued interest due to the purchaser under the Notes in the amount of $3,920. Dawson James was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

STRATEGIC PLAN

The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development. The Company anticipates that it will need to raise at least $700,000 to $800,000 in fiscal 2008 to provide for these requirements and will need to raise additional funds to fund the Company’s investments. The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months. If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

The Company is reviewing its strategic alternatives, including a refinancing or a potential sale of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following critical accounting policy and estimate was used in the preparation of the financial statements.

The value assigned to stock issued to non-employees is determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments  That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123 (SFAS 123R), Accounting for Stock-Based Compensation requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for SFAS 123R is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company’s financial statements.

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
Tucson, Arizona

We have audited the accompanying balance sheets of REIT Americas, Inc. (fka Healthcare Investors of America, Inc.), (the "Company"), as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REIT Americas, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 14, 2008

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

REIT AMERICAS, INC.

BALANCE SHEETS

As of December 31, 2007 and 2006

	2007	2006

Assets:

Cash and cash equivalents	$269	$320

TOTAL ASSETS	$269	$320

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$469,310	$283,239
Notes payable	265,000	200,000

TOTAL LIABILITIES	734,310	483,239

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 6,918,186 shares issued	69,182	69,182

Paid-in capital	4,215,676	4,215,676

Stock subscription receivable	–	(11,592)

Distributions in excess of net earnings	(5,018,899)	(4,756,185)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(734,041)	(482,919)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$269	$320

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

For the Years Ended December 31, 2007 and 2006

	2007	2006
REVENUES:

Relief of indebtedness	–	$122,000
Other income	–	–

TOTAL REVENUES	–	122,000

EXPENSES:

Interest expense	18,999	21,928
Advisor and directors fees and expenses	30,000	88,204
Preferred A coupon expense	–	10,584
Other operating expenses	213,715	394,434

TOTAL EXPENSES	262,714	515,150

NET INCOME (LOSS)	$(262,714)	$(393,150)

NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	3,793,240

Distributions in excess of net earnings - beginning of period	$(4,756,185)	$(4,363,035)

Net income (loss)	(262,714)	(393,150)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(5,018,899)	$(4,756,185)

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(262,714)	$(393,150)

Adjustment to reconcile net loss to net cash:

Fees paid with common stock	–	30,000
Obligation for contingently issuable shares	–	10,584
Relief of indebtedness	–	(122,000)
Prepaid expenses	–	58,333
Accounts payable and accrued expenses	197,663	268,741

Net cash used for operating activities	(65,051)	(147,492)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances on notes payable	65,000	125,000

Net cash used for financing activities	65,000	125,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51)	(22,492)

CASH AND CASH EQUIVALENTS - Beginning of year	320	22,812

CASH AND CASH EQUIVALENTS - End of year	$269	$320

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

Changes in Stockholders’ Equity (Deficiency)

Years ended December 31, 2007 and 2006

	Convertible Preferred Series A		Common Stock
	Shares	At Par	Shares	At Par	Paid-in Capital	Excess Distributions

Balances at December 31, 2005	306,000	$3,060	1,197,600	$11,976	$3,923,763	$(4,363,035)

Cancellation of common stock			(800,000)	(8,000)	8,000

Conversion of Preferred A to common	(306,000)	(3,060)	3,060,000	30,600	(27,540)

Common shares issued for Preferred A coupon payment			425,836	4,258	38,325

Common shares issued to extinguish debts to dirctors and advisor			2,270,800	22,708	204,372

Common shares issued to extinguish debts to others			763,950	7,640	68,756

Net Loss						(393,150)

Balances at December 31, 2006	–	$–	6,918,186	$69,182	$4,215,676	$(4,756,185)

Net loss						(262,714)

Balances at December 31, 2007	–	$–	6,918,186	$69,182	$4,215,676	$(5,018,899)

The accompanying notes are an integral part of these financial statements.

REIT AMERICAS, INC.

Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the six fiscal years ended December 31, 2007, the Company did not engage in any significant business activities.

The Company’s business plan previously had focused primarily on investing in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2007, the Company began to focus its attention on the identification of a suitable business combination candidate outside of the real estate sector.

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc., a New York corporation.   See Part 1, Item 1. Description of Business, Merger Agreement.  As of March 19, 2008, the merger had not been consummated.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had cash and cash equivalents in the amount of $269.  See Item 2. “Management’s Discussion and Analysis or Plan of Operation.”  Therefore, the cash flow available to pay operating expenses is limited.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)   Income Taxes - As of December 31, 2007, the Company had net operating loss carry forwards for income tax purposes of approximately $3,766,448 which will expire beginning in 2013.  There are significant limitations on the utilization of these net operating losses in the event the company changes its line of business or there are significant changes in ownership of the company.  Readers of these financial statements are advised to consult with their own tax experts if they are contemplating utilization of these losses.

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

NOTE 3:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2007 and December 31, 2006 the balance consisted of the following:

	2007	2006

Accounts payable to third parties	$340,986	$192,053
Accrued director and advisor fees	85,500	55,500
Accrued interest	13,324	6,186
Cash advances from affiliates	29,500	29,500

Total	$469,310	$283,239

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

On March 1, 2006, the Company issued the Notes in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock.  On September 12, 2006, the purchaser was given a credit of $20,000 in lieu of past unpaid and future interest payments due and exercised his warrants resulting in the issuance of 200,000 shares of common stock.   The note carried an original interest rate of 8% and was due on September 30, 2006.  The note has not been paid and the interest has subsequently accrued at the default rate of 10%.  As of December 31, 2007, interest has accrued in the amount of $23,920.  Of this amount, $20,000 is accounted for as a credit in lieu of payment to the Company by the noteholder for the exercise of warrants.

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

As discussed in Note 5, the $200,000 note, due September 30, 2006 is in default.  Shares of common stock have been issued to the note holder in lieu of default interest through approximately June 30, 2007.  As of March 31, 2008, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

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

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005, (including the 100,000 shares to be issued as part of the Dawson James Securities, Inc. compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.   On or about July 27, 2006, holders of such shares accepted agreed on amounts of common shares calculated on the originally agreed basis of ten shares of common stock for each one share of Preferred Series A stock plus common stock in lieu of interest from the date of issuance of the Preferred Series A stock through March 31, 2006.  The total amount of common shares issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

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

The Company paid or accrued fees totaling $30,000 to the Advisor during the years  ended December 31, 2006 and 2005.  Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties.  The Company incurred no such fees during the fiscal years of 2007 and 2006.

The Company also paid or accrued fees to directors totaling approximately $55,000 in 2006 and issued common stock in lieu of paying director fees in 2006.  In order to keep accounts payable to a minimum, payment of directors' fees for 2007 were waived by all directors.

As discussed in Note 7, in 2006 the directors and advisor received 2,270,800 shares of common stock in exchange for the $227,800 of accrued fees due them.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Controls”) for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s Internal Controls is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, Internal Controls may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s Internal Control as of December 31, 2007.  In making this assessment, management’s evaluation was based in part on the interpretative guidance provided by the Securities and Exchange Commission in its interpretative release on Internal Controls.  Considering the Company’s lack of operations during the fiscal year ended December 31, 2007, management of the Company did not identify any material weaknesses in Internal Controls or risks or errors in financial reporting for that time period.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding Internal Control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-KSB.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors of the Company are responsible for the management and control of the affairs of the Company but have retained the Advisor to, among other things, locate, investigate, evaluate, and recommend real property and mortgage loan investment opportunities or other business acquisition opportunities for the Company. The Advisor also serves as a consultant in connection with the investment policy decisions made by the directors and supervises, subject to direction of the directors, and performs the day-to-day operations of the Company.  As a result of the Company’s lack of operations, the officers of the Company do not currently provide any services to the Company for which they receive compensation.  The By-laws of the Company provide that a majority of the Company’s directors must be unaffiliated with the Advisor and its affiliates (“Unaffiliated Directors”). The remaining directors may be affiliates of the Company (“Affiliated Directors”).

On March 14, 2006, Jane Nelson and Michael Schmidt were elected to serve as directors of the Company, effective May 1, 2006.

Information with respect to the directors and principal officers of the Company and their principal occupations and other affiliations during the past five years or more, unless otherwise stated, is as follows:

Name	Age	Position Presently Held	Director From

F. Dale Markham	79	Chairman, President and Chief Executive Officer	1987 to Present
Grady P. Hunter	74	Director and Vice President	1987 to Present
James C. Marshall	63	Director and Chief Financial Officer	Director from August 23, 2005 to Present; Chief Financial Officer (effective March 20, 2007)
Jane Nelson	51	Director	May 1, 2006 to Present
Michael Schmidt	59	Director	May 1, 2006 to Present

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

N. JANE NELSON was appointed as a director effective May 1, 2006. Ms. Nelson serves as Vice President of Regent Bank in Florida  She was employed as a Vice President and Construction Loan Specialist with Fidelity Federal Bank and Trust from December 1996 until December 2007.  She began her banking career in 1987 with Guardian Savings & Loan as a loan officer and has also worked for Fortune Bank, Secor Bank, Republic Security Bank, Chase Federal Bank and Chase Manhattan Bank.  She has always specialized in construction financing and works with many South Florida builders for the acquisition and development of land to construct their spec and sold units. She also provides financing for purchasers, owner builders, construction perms, lot acquisition and investment loans to individual entities. Prior to banking, she was at Carvel Corporation where she served as Import Export Manager from 1983 until 1987, traveling abroad to set up international distributorships for the corporation. She graduated from Nova University in Davie, Florida in 1983 and had attended Lander University in Greenwood, South Carolina, prior to transferring to Nova University. She was named in Who’s Who of American Women.

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

OFFICERS AND DIRECTORS OF THE ADVISOR

In previous years, the Company had a contract for advisory services with HACG. This contract expired effective December 31, 2003 but HACG continued to provide day-to-day management services pending renewal of the said contract. As of March 14, 2006, the Company engaged Heritage as its interim advisor. The general partner of HACG is Heritage which is 100% owned by James R. Sellers.

James R. Sellers, 74, is the President of Heritage which also functions as an Arizona licensed mortgage banker. As president of Heritage Advisory Corporation, Mr. Sellers has served as the principal officer of the General Partner of the advisory company since its inception in 1987.

AUDIT COMMITTEE

The Company does not have a separately designated audit committee. The entire board of directors is acting as the Company’s audit committee. The Company continues to evaluate the designation of an audit committee financial expert but has not yet designated such audit committee financial expert.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently evaluating the adoption of such code of ethics and will be adopting one in the future.

ITEM 10.	EXECUTIVE COMPENSATION

Except as disclosed below in connection with our directors’ compensation, no executive officer of the Company, including the Chief Executive Officer, earned, was awarded or paid compensation in the fiscal years ending December 31, 2007, and 2006, respectively.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to the directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(1)	Total ($)

F. Dale Markham	$0	$0	–	$0
Grady P. Hunter	$0	$0	–	$0
James C. Marshall	$0	$0	–	$0
N. Jane Nelson	$0	$0	–	$0
Michael D. Schmidt	$0	$0	–	$0
Mary D. Cozza (2)	$0	$0	–	$0
______________
(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R).
(2)	During March 2007, Ms. Cozza tendered her written resignation to the Board of Directors from the positions of Director, Chief Financial Officer, Secretary and Treasurer of the Company

NARRATIVE TO DIRECTOR COMPENSATION TABLE.

In the absence of income during 2007, directors were not paid any director fees.

During 2006, the Company’s directors were granted an aggregate of 300,000 shares of Common Stock of the Company in lieu of cash compensation for directors’ fees for board services rendered during 2006. Additionally, Ms. Cozza, Mr. Hunter and Mr. Marshall were granted an aggregate of 733,320 shares Common Stock of the Company in lieu of cash compensation for board services accrued prior to March 31, 2006. The board of directors determined that Mr. Markham would be paid cash in the amount of $33,000 for director services rendered during 2006. Such payment is deferred until such time as funds are available.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 19, 2008, there were 6,918,186 shares of Common Stock issued and outstanding. The following table shows, as of the record date, the number of shares of Common Stock beneficially owned by: (i) each of our directors; (ii)  all of our directors and executive officers as a group; and (iii) each person known by us to beneficially own more than 5% of any class of our outstanding voting securities.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Named Executive Officers
F. Dale Markham	50,500	*
Grady P. Hunter	616,320	8.9%
James C. Marshall	114,160	1.7%
N. Jane Nelson	50,000	*
Michael D. Schmidt	50,000	*
All directors and executive officers as a group (5 persons)	880,480	12.7%

More than 5% Holders
Paul Kovar(3)	1,030,523	14.9%
Sheila Dunning(2)	590,140	8.5%
James R. Sellers(4)	730,600	10.6%
Mary D. Cozza(2)(5)	894,913	12.9%
Dawson James Securities, Inc. (6)	428,000	6.2%
_________________________
*	Less than 1%

(1)	Unless otherwise provided, the address of each beneficial holder listed above is c/o REIT Americas, Inc., 2960 N. Swan Road, Suite 300, Tucson, AZ 85712.

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

(3)	Mr. Kovar’s address is 1124 E. Vogel Ave., Phoenix, AZ 85020.

(4)	Mr. Sellers’ address is 2960 N. Swan Road, Suite 300, Tucson AZ 85712.

(5)
During March 2007, Ms. Cozza tendered her written resignation to the Board of Directors from the positions of Director, Chief Financial Officer, Secretary and Treasurer of the Company. Ms. Cozza’s address is 231 Meadow Vista Way, Encinitas, CA 92024.

(6)	Dawson James Securities, Inc.’s address is 925 South Federal Highway, 6th Floor, Boca Raton, FL 33432.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective March 1, 1998, the Company entered into an Advisory Agreement with HACG to provide various services to the Company in exchange for advisory fees at an annual rate of the greater of $30,000 or 5% of net income of the Company.  As of March 14, 2006, the Company terminated HACG as its advisor and Heritage was appointed as an interim advisor, subject to immediate termination without notice, on terms otherwise consistent with the previously existing contract with HACG, to provide the same advisory services as previously provided by HACG.  From 1982 through 1990, Dale Markham, the Company’s Chairman, President and Chief Executive Officer, was president, a director, and a principal stockholder of Markham, Sellers & Mony, Inc., a mortgage banking firm which was the original managing general partner of HACG.  Heritage is owned by James R. Sellers who served as the interim Chief Financial Officer of the Company for a short period of time beginning April 24, 2004 and is the owner of approximately 10.6% of the Company’s shares of common stock outstanding as of the date of this Form 10-KSB. During the fiscal year ended December 31, 2007, the Company accrued $30,000 in advisory fees due to Heritage.

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director, however, the Board has not yet adopted an independence standard or policy. The Board of Directors is currently investigating the independence policies and intends to adopt an independence policy in the near future.

At this time, the Board has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company: Jane Nelson and Michael Schmidt.

ITEM 13.	EXHIBITS

EXHIBITS

2.1
Membership Interest Purchase Agreement dated October 28, 2003 by and between the Company and Pacific Development G.P., a California general partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2003).

2.2
Agreement and Plan of Merger, dated as of May 25, 2006, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 1, 2007).

2.3
Agreement and Plan of Merger, dated as of July 13, 2007, between REIT Americas, Inc., a Maryland corporation and Virium Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 19, 2007).

2.4
Amendment to Agreement and Plan of Merger, effective as of August 31, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 17, 2007).

2.5
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

3.1
Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit I to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on the Company’s Form S-11 (Registration No. 33-11863) filed with the SEC on June 2, 1987).

3.2	Articles of Amendment of the Company effective as of December 27, 1996 (incorporated by reference to Exhibit 3.2(i) to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).

EXHIBITS
(Continued)

3.3	Articles of Amendment of the Company effective as of June 25, 2004 (incorporated by reference to Exhibit 3.3(i) to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
3.4	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the SEC on March 30, 1988).
3.5
First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Trust) (incorporated by reference to Exhibit 10.106 to the Company’s Form 10-KSB filed with the SEC on April 1, 2003).

4.1	Promissory Note dated October 21, 2005 issued to Atlantis Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
4.2	Promissory Note dated October 21, 2005 issued to Alan S. Fishbone (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
4.3	Form of Warrant issued on October 21, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).
4.4	Note in the Principal Amount of $200,000 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
4.5	Form of Warrant to Purchase the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.1
Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group (incorporated by reference to Exhibit 10.95 to the Company’s Form 10-KSB filed with the SEC on August 12, 1998).

10.2
Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC (incorporated by reference to Exhibit 10.105 to the Company’s Form 10-KSB filed with the SEC on April 1, 2003).

10.3
Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

10.4
Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

10.5
Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

10.6	Waiver and Release, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 16, 2006).
10.7	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10QSB/A filed with the SEC on June 21, 2006).
10.9	Waiver and Release dated as of February 28, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).

EXHIBITS
(Continued)

10.10	Form of Termination Agreement and Release dated as of March 23, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.11	Securities Purchase Agreement dated August 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2006).
10.12	Securities Purchase Agreement dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 5, 2006).
11.1	Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company’s Notes to Financial Statements included herein).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the review of the financial statements included in the Company’s Forms 10-Q for fiscal years 2007 and 2006 totaled $15,875 and $16,760, respectively.

AUDIT-RELATED FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

TAX FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006, respectively, were $0 and $0, respectively.

ALL OTHER FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2007 and 2006, respectively, were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: March 27, 2008	By:	/s/ F. Dale Markham

F. Dale Markham Chairman, President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2008	By:	/s/ F. Dale Markham

F. Dale Markham Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2008	By:	/s/ Grady P. Hunter

Grady P. Hunter Director and Vice President

Dated: March 27, 2008	By:	/s/ James C. Marshall

James C. Marshall Director and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 27, 2008	By:	/s/ Jane Nelson

Jane Nelson, Director

Dated: March 27, 2008	By:	/s/ Michael D. Schmidt

Michael Schmidt, Director

EXHIBIT INDEX

2.1
Membership Interest Purchase Agreement dated October 28, 2003 by and between the Company and Pacific Development G.P., a California general partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2003).

2.2
Agreement and Plan of Merger, dated as of May 25, 2006, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 1, 2007).

2.3
Agreement and Plan of Merger, dated as of July 13, 2007, between REIT Americas, Inc., a Maryland corporation and Virium Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 19, 2007).

2.4
Amendment to Agreement and Plan of Merger, effective as of August 31, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 17, 2007).

2.5
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

3.1
Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit I to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on the Company’s Form S-11 (Registration No. 33-11863) filed with the SEC on June 2, 1987).

3.2	Articles of Amendment of the Company effective as of December 27, 1996 (incorporated by reference to Exhibit 3.2(i) to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
3.3	Articles of Amendment of the Company effective as of June 25, 2004 (incorporated by reference to Exhibit 3.3(i) to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
3.4	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the SEC on March 30, 1988).
3.5
First Amendment to the Third Amended and Restated By-Laws of Healthcare Investors of America, Inc., (formerly Harbor American Health Care Trust) (incorporated by reference to Exhibit 10.106 to the Company’s Form 10-KSB filed with the SEC on April 1, 2003).

4.1	Promissory Note dated October 21, 2005 issued to Atlantis Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
4.2	Promissory Note dated October 21, 2005 issued to Alan S. Fishbone (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed with the SEC on April 17, 2006).
4.3	Form of Warrant issued on October 21, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).
4.4	Note in the Principal Amount of $200,000 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
4.5	Form of Warrant to Purchase the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.1
Advisor Agreement, dated as of March 1, 1998, between the Company and Harbor American Capital Group (incorporated by reference to Exhibit 10.95 to the Company’s Form 10-KSB filed with the SEC on August 12, 1998).

10.2
Stock Purchase Agreement dated January 27, 2003 by and between the Company and Aries Capital Partners, LLC (incorporated by reference to Exhibit 10.105 to the Company’s Form 10-KSB filed with the SEC on April 1, 2003).

10.3
Form of Subscription Agreement for the bridge loan entered into by and between an investor and the Company on October 21, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

10.4
Financial Advisory and Consulting Agreement by and between the Company and Dawson James Securities, Inc. dated August 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

EXHIBIT INDEX
(Continued)

10.5
Letter of Intent by and between the Company and Dawson James Securities, Inc. dated September 10, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB/A filed with the SEC on May 2, 2006).

10.6	Waiver and Release, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 16, 2006).
10.7	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10QSB/A filed with the SEC on June 21, 2006).
10.9	Waiver and Release dated as of February 28, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.10	Form of Termination Agreement and Release dated as of March 23, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB/A filed with the SEC on June 21, 2006).
10.11	Securities Purchase Agreement dated August 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2006).
10.12	Securities Purchase Agreement dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 5, 2006).
11.1	Statement Regarding Computation of Per Share Earnings (see Note 2(8) to the Company’s Notes to Financial Statements included herein).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).