Form 10-Q
period 2008-03-31
REIT AMERICAS, INC.
filed 2008-05-15
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2008:  6,918,186 shares

REIT AMERICAS, INC.

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q (the “Form 10-Q”) that are not purely historical are forward-looking statements of REIT Americas, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Examples of forward-looking statements include, but are not limited to:

•	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

•	statements of strategic plans and objectives of the Company’s management or board of directors;

•	statements regarding the Company’s future economic performance;

•	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

•	any statements using such words as “anticipate,” expect,” “may,” “project,” “intend” or similar expressions.

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company anticipates.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, the Company’s ability to continue as a going concern; the availability of financing on terms acceptable to the Company; the management’s ability to implement the Company’s business and growth strategy; the management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; the Company’s and its management’s ability to consummate a merger or other business combination transaction; the possibility that the merger termination fee due to the Company under the Merger Termination and Release Agreement between the Company and Virium Pharmaceuticals, Inc. and certain other parties thereto will not be timely paid to the Company, if at all; and other risk factors, which are more fully described in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.  Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-Q, whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REIT AMERICAS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$538	$269

TOTAL ASSETS	$538	$269

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$506,031	$469,310
Notes payable to third parties	265,000	265,000

TOTAL LIABILITIES	771,031	734,310

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized, 6,918,186 shares issued	69,182	69,182

Paid-in capital	4,215,676	4,215,676

Distributions in excess of net earnings	(5,055,351)	(5,018,899)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(770,493)	(734,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$538	$269

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES:	0	0

TOTAL REVENUES	0	0

EXPENSES:

Interest expense	10,631	4,673
Advisory and other fees	7,500	7,500
Other operating expenses	18,321	9,187

TOTAL EXPENSES	36,452	21,360

NET INCOME (LOSS)	$(36,452)	$(21,360)

NET INCOME (LOSS) PER SHARE	(0.005)	(0.003)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,918,186

Distributions in excess of net earnings - beginning of period	$(5,018,899)	$(4,756,185)

Net income (loss)	(36,452)	(21,360)

Distributions during the period	0	0

Distributions in excess of net earnings - end of period	$(5,055,351)	$(4,777,545)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(36,452)	$(21,360)

Changes in assets and liabilities:
Accounts payable and accrued expenses	36,721	21,346

Net cash provided by (used for) operating activities	269	(14)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Net cash provided by (used for) investing / financing activities	0	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	269	(14)

CASH AND CASH EQUIVALENTS - Beginning of period	269	320

CASH AND CASH EQUIVALENTS - End of period	$538	$306

See Notes to Financial Statements

REIT AMERICAS, INC.

Notes to Financial Statements (Unaudited)
For the Periods Ended March 31, 2008 and March 31, 2007

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the last five fiscal years and the three months ended March 31, 2008, the Company did not engage in any significant business activities.

The Company’s management has planned in recent years to invest primarily in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2007, the Company actively pursued certain investments in income producing real estate properties, but did not conclude a transaction.  The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company.  See Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

As an alternative strategy, during 2007 the Company began investigating potential merger and acquisition opportunities outside of the real estate sector to potentially acquire or merge with one or more businesses. Management has broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

On May 14, 2007, the Board of Directors of the Company approved a merger agreement with Virium Pharmaceuticals, Inc., a New York corporation (the “Merger Agreement”). The Company entered into the Merger Agreement, dated as of May 25, 2007, by and among Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), the Company, Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”).  On April 17, 2008, the Company, Virium, Pharmaceuticals and Merger Sub agreed to terminate the Merger Agreement pursuant to a written agreement (the “Termination Agreement”) and allow Virium to enter into an acquisition transaction (“the Third Party Transaction”) with a third party (the “Third Party”).

The Termination Agreement provides that subject to Virium’s completion of the Third Party Transaction and an equity financing transaction by the Third Party which closes by the later of (i) June 12, 2008, and (ii) a new maturity date for bridge notes issued by Virium during December, 2007, as set forth in the Termination Agreement, and the Third Party received gross proceeds of not less than $2,500,000, subject to adjustment for conversions (“Qualified Financing”), Virium is required to promptly pay to the Company, $535,000 in cash (the “Termination Amount”).  Virium has the option, however, at its discretion, of discharging $300,000 of the Termination Amount by issuing to the Company 718,257 (as adjusted for stock splits, stock combinations, stock dividends and the like, the “Share Amount”) shares of Virium’s common stock (the “Stock Payment”).  However, the Termination Agreement further provides if Virium consummates the Third Party Transaction and shares of common stock of the successor or acquiring corporation in such Third Party Transaction are received by or distributed to the holders of Virium common stock in exchange therefor, then Virium (or its successor or the acquiring corporation, as applicable) may make the Stock Payment by delivering to the Company that number of shares of common stock of the successor or acquiring corporation in the Third Party Transaction that would have been received by a holder of that number of shares of common stock that is equal to the Share Amount.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company had cash and cash equivalents in the amount of $538. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Currently, the Company has no cash flow available to pay operating expenses.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)           Income Taxes - As of March 31, 2008, the Company had net operating loss carry forwards for income tax purposes of approximately $4,065,615 which will expire beginning in 2013.  The Company did not file its applicable Federal and State income tax return for the periods 1992 through 1997 on a timely basis.  The Company had cumulative net operating losses during the periods from 1991 through 1997.

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

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2008 and December 31, 2007 the balance consisted of the following:

	2008	2007

Accounts payable to third parties	$345,776	$340,986
Accrued director and advisor fees	93,000	85,500
Accrued interest	23,955	13,324
Cash advances from affiliates	43,300	29,500
Total	$506,031	$469,310

Cash Advances from Affiliates:  The Company issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $43,300, which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005, December 31, 2007 and December 31, 2008 in the following amounts: the sum of $41,300 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.  As of March 31, 2008, the Company has accrued interest due under these notes in the amount of $9,928.

NOTE 4:	NOTES PAYABLE TO THIRD PARTIES

On August 23, 2005, the board of directors ratified the issuance of promissory notes (the “Notes”) to “accredited investors,” as such term is defined in Rule 501 of the Regulation D promulgated under the Securities Act, as a bridge loan. The Notes provide for an interest rate of 8% per annum with interest payable quarterly on each of April 1st, July 1st, October 1st and January 1st until the Maturity Date (as hereinafter defined), and a final balloon payment of outstanding principal and all accrued and unpaid interest on the date that is the earlier of (i) September 30, 2006 or (ii) the closing of a funding under an S-11 Registration Statement in excess of $2,000,000 (the “Maturity Date”).  Each Note holder also received warrants to purchase common stock of the Company as follows: one warrant for each one dollar of the face amount of the Note.  The exercise price of the warrant was $.10 per share and expired on July 30, 2008.  The Company also entered into a Registration Rights Agreement with the Note holders providing each Note holder with piggyback registration rights for the common stock underlying the warrants when and if the Company becomes listed on a stock exchange.

$75,000 of notes issued under the above agreement were subsequently paid off.

On March 1, 2006, the Company issued a Note in the principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock. The Note carried an original interest rate of 8% and was due on September 30, 2006.  The Note has not been paid and the interest has subsequently accrued at the default rate of 10%.

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by $20,000 interest due from the Company to the purchaser for interest on the Note due for the twelve month period ending September 30, 2006. As of March 31, 2008, the Company had accrued interest due to the purchaser under the Note in the amount of $14,027. Dawson James Securities, Inc. (“Dawson James”), a licensed broker-dealer, was paid $22,000 less a credit of $2,750, or a net of $19,250, as commission in connection with this transaction.

Notes payable to third parties also includes $65,000 advanced from Virium in anticipation of closing the merger discussed in Note 1.  When and if Virium performs according to the Termination agreement, this amount will be recorded as “Forgiveness of Debt” income.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

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

As discussed in Note 4, the $200,000 note, due September 30, 2006 is in default.  As of May 14, 2008, the note holder has not brought an action against the Company and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

NOTE 6:	CAPITALIZATION

As discussed in Note 1, the acquisition of additional capital is a critical element of the recapitalization plan.

On December 22, 2003, the Board of Directors ratified the issuance of 250,000 shares of Series A Preferred Stock at a price of $1.00 per share (par value $.01 per share).  As of December 31, 2005, $206,000 of this Series A Preferred Stock had been subscribed.  The Series A Preferred Stock was nonvoting and was convertible to common stock at the fixed rate of 10 shares of common stock to 1 share of preferred stock.  Upon conversion, it had a substantial dilutive impact on existing stockholders.

The Company engaged the firm of Dawson James as the placement agent with respect to the sale of the Notes. Dawson James was compensated as follows: (i) eight percent (8%) of the total proceeds resulting from the sale of the Notes, payable at each closing from subscription proceeds, and (ii) a non-accountable expense allowance in the amount of three percent (3%) of the total proceeds resulting from the sale of the Notes. In addition, the Company had engaged the services of Dawson James as a financial consultant for a period of twelve months with compensation equal to 100,000 shares of Series A Preferred Stock of the Company, which converted into common stock of the Company at a ratio of ten shares of common stock for each share of Series A Preferred Stock.  On or about July 27, 2006, the Company issued 1,000,000 shares of its common stock to Dawson James, or its nominees, as payment in lieu of the agreed on 100,000 shares of Series A Preferred Stock.

Management became aware that the 306,000 shares of Series A Preferred Stock issued as of December 31, 2005, (including the 100,000 shares to be issued as part of the Dawson James compensation referenced above) may have been issued without the necessary authority under the Maryland General Corporation Law and without the necessary authority to issue the shares of common stock issuable upon conversion.  On or about July 27, 2006, holders of such shares accepted agreed on amounts of shares of common stock calculated on the originally agreed basis of ten shares of common stock for each one share of Series A Preferred Stock plus common stock in lieu of interest from the date of issuance of the Series A Preferred Stock through March 31, 2006.  The total amount of shares of common stock issued in exchange for the 306,000 shares of Series A Preferred Stock was 3,485,836.

On June 3, 2006, the Board of Directors approved, as amended on August 18, 2006, the issuance of shares of common stock of the Company to the following persons: (i) 2,270,800 shares in the aggregate to certain current and former directors and advisor in lieu of accrued but unpaid directors and advisory fees; (ii) 313,950 shares, in the aggregate, to other persons who provided services to the Company in lieu of accrued but unpaid fees (including the 63,950 shares referenced in Note 4); and (iii) 250,000 shares to a creditor in lieu of payment owed to said creditor.

The Company will need to obtain additional funding for its working capital needs, repayment of matured notes and business development.  The Company anticipates that it will need to raise at least $700,000 to $800,000 in the 2008 fiscal year to provide for these   requirements and will need to raise additional funds to fund future business operations, if any.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

NOTE 7:	RELATED PARTY TRANSACTIONS

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

The Company accrued advisory fees of $7,500 to the Advisor during the three months ended March 31, 2008.  Property management, acquisition and disposition fees are to be paid based upon contractual agreements between the parties.  The Company incurred no such fees in the three months ended March 31, 2008.

The Company paid no cash fees nor did it grant equity incentives to directors for the period ending March 31, 2008.

NOTE 8:	SUBSEQUENT EVENTS

On April 17, 2008, the Company, Virium, Pharmaceuticals and Merger Sub agreed to   terminate the Merger Agreement and allow Virium to enter into a Third Party Transaction with a Third Party.  See Note 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In May 2007, the Company entered into a merger agreement (“Merger Agreement”) with Virium Pharmaceuticals, Inc., a New York corporation (“Virium”), Virium Pharmaceuticals, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Pharmaceuticals”) and Virium Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Pharmaceuticals (“Merger Sub”). On April 17, 2008, the Company, Virium, Pharmaceuticals and Merger Sub agreed to terminate the Merger Agreement pursuant to a written agreement (the “Termination Agreement”) and allow Virium to enter into an acquisition transaction (“the Third Party Transaction”) with a third party (the “Third Party”).

The Termination Agreement provides that subject to Virium’s completion of the Third Party Transaction and an equity financing transaction by the Third Party which closes by the later of (i) June 12, 2008, and (ii) a new maturity date for bridge notes issued by Virium during December, 2007, as set forth in the Termination Agreement, and the Third Party received gross proceeds of not less than $2,500,000, subject to adjustment for conversions (“Qualified Financing”), Virium is required to promptly pay to the Company, $535,000 in cash (the “Termination Amount”).  Virium has the option, however, at its discretion, of discharging $300,000 of the Termination Amount by issuing to the Company 718,257 (as adjusted for stock splits, stock combinations, stock dividends and the like, the “Share Amount”) shares of Virium’s common stock (the “Stock Payment”).  However, the Termination Agreement further provides if Virium consummates the Third Party Transaction and shares of common stock of the successor or acquiring corporation in such Third Party Transaction are received by or distributed to the holders of Virium common stock in exchange therefor, then Virium (or its successor or the acquiring corporation, as applicable) may make the Stock Payment by delivering to the Company that number of shares of common stock of the successor or acquiring corporation in the Third Party Transaction that would have been received by a holder of that number of shares of common stock that is equal to the Share Amount.

Because the Company has been unable to complete a business combination, the Company continues to be a shell company and has only nominal assets and very limited resources with which to re-commence operations.  In addition, although Virium is required to pay the Termination Amount, there is no guarantee that it will do so despite the fact that the Company has expended significant financial, management and other resources on the Merger without receiving any other benefit from it.  If the Company is unable to complete another business combination, it is unlikely the Company will continue as a going concern.

The ability of the Company to undertake a business combination is dependent upon the availability of capital.  No assurance can be given that adequate capital will become available to meet the Company’s objectives.  The Company requires additional funding for its working capital needs, repayment of matured notes and business development.  The Company anticipates that it will need funds of at least $700,000 to $800,000 in fiscal 2008 to provide for these requirements and will need additional funds for the Company’s operations and any investments then planned.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise resume operations and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding will likely be extremely dilutive to existing stockholders.

Balance Sheet Information

March 31, 2008 Compared to December 31, 2007

Total assets.  Total assets increased to $538 at March 31, 2008 from $269 at December 31, 2007 primarily due to using cash for operating expenses.

Total liabilities.  Total liabilities increased to $771,031 at March 31, 2008 from $734,310 at December 31, 2007   primarily due to payment  or accrual of  advisor fees and for unpaid professional fees due.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net loss.  For the three months ended March 31, 2008, the Company had a net loss of $36,452, or $0.005 per share, as compared to a net loss of $21,360, or $0.003 per share, for the three months ended March 31, 2007. The increase in net loss is primarily a result of the increase in the professional fees paid by the Company.

Revenues.  Revenues for the three months ended March 31, 2008 and March 31, 2007 were $0, as the Company did not engage in any significant business activities during these three months.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2008 and March 31, 2007 were $0, as there were no assets to be depreciated.

Interest Expense.  For the three months ended March 31, 2008, interest expense totaled $10,631 compared with $4,673 for the three months ended March 31, 2007.  The increase was due to the interest obligation on the Notes and on interest on related party loans.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company.  Director’s fees for the three months ended March 31, 2008 were $0 due to board action providing that director fees for the period were waived. This compares with $0 of director fees for the period ended March 31, 2007.  The reason for the waiver of directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate merger negotiations.   Advisor fees in the amount of  $7,500 were accrued during the three months ended March 31, 2008 and 2007, respectively.

Other Expenses.  Other expenses for the three months ended March 31, 2008 were $18,321, an increase from $9,187 incurred in the three months ended March 31, 2007.   An increase in professional fees paid in the period ended March 31, 2008 accounted for most of the increase in Other Expenses.

Liquidity and Capital Resources

Cash and cash equivalent were $538 at March 31, 2008 compared with $306 at December 31, 2007.  Cash flows provided by operations were $269 in the three months ended March 31, 2008 and cash flows used for operations were ($14) in the three months ended March 31, 2007.  The increase in the cash flows was primarily the result of cash advances from the Advisor.

Bridge Loan Promissory Notes

On March 1, 2006, the Company issued a note in the aggregate principal amount of $200,000 and warrants to purchase 200,000 shares of the Company’s common stock to an accredited investor (the “Note”).  The Note matured on September 30, 2006 and has not been repaid. The Note carried an original interest rate of 8% and was due on September 30, 2006.  Since the Note has not been paid, the interest has subsequently accrued at the default rate of 10% per annum.

On September 12, 2006, the purchaser of the Note exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000. In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by $20,000 interest due from the Company to the purchaser for interest on the Note due from the Company to the purchaser for the twelve month period ending September 30, 2006. As of March 31, 2008, the Company has accrued interest due to the purchaser under the Notes in the amount of $14,027.

The Company offered and sold the Notes and warrants to purchase shares of the Company’s common stock in the foregoing private placement to an “accredited investor” without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.  Dawson James was paid $22,000 less a credit of $2,750, or a net of $19,250, as commission in connection with this transaction.

Other Promissory Notes

The Company issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $43,300, which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005, December 31, 2007 and December 31, 2008 in the following amounts: the sum of $41,300 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.  As of March 31, 2008, the Company has accrued interest due under these notes in the amount of $9,928.

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

Recently Adopted Accounting Pronouncements

The following recently adopted accounting pronouncements have potential relevance to the financial presentations and disclosures of the Company:

Since the Company is a shell company with virtually no assets or operations, management cannot estimate which recently adopted account pronouncements will be relevant to the Company or what the financial effects of such adoption and application will be.  When the Company enters into financial transactions to which recently adopted accounting pronouncements have application, the adoption and application of the pronouncement will be disclosed, along with the financial effects of such adoption and application.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T.	CONTROLS AND PROCEDURES.

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

There have been no changes in the internal control over financial reporting (“Internal Control”) during the quarter ended March 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control.

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

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Company’s $200,000 promissory note payable to an accredited investor purchaser was due on September 30, 2006. To date, the promissory note has not been repaid. As of the date of this report on Form 10-Q, the Company owes a total of $200,000 in principal and interest in arrears under the promissory note. The promissory note provides that the Company’s failure to pay timely any amount due thereunder constitutes an event of default. Upon an occurrence of an event of default under the promissory note, the entire unpaid balance of said principal sum and interest then accrued bears interest at 10% per year on the unpaid balance until paid. On September 12, 2006, by verbal agreement between the Company and the investor, the investor was given a credit of $20,000 against the warrant exercise price, in lieu of past unpaid and future interest payments due, and exercised his warrants resulting in the issuance of 200,000 shares of the Company’s common stock.  As of March 31, 2008, the Company has accrued interest due to the purchaser under the Notes in the amount of $14,027.

The Company has issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $43,300 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005, December 31, 2007 and December 31, 2008 in the following amounts: the sum of $41,300 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.  As of March 31, 2008, the Company has accrued interest due under these notes in the amount of $9,928.

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

2.3
Amendment to Agreement and Plan of Merger, effective as of August 31, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 17, 2007).

2.4
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

2.5
Third Amendment to Agreement and Plan of Merger, dated as of March 31, 2008, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 4, 2008).

10.1
Merger Termination and Release Agreement, dated as of April 17, 2008, by and among REIT Americas, Inc., Virium Pharmaceuticals, Inc. (New York), Virium Holdings, Inc., Virium Pharmaceuticals, Inc. (Delaware), Virium Merger Sub, Inc., and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2008).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIT AMERICAS, INC.

Dated: May 15, 2008	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

2.3
Amendment to Agreement and Plan of Merger, effective as of August 31, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 17, 2007).

2.4
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

2.5
Third Amendment to Agreement and Plan of Merger, dated as of March 31, 2008, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharmaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 4, 2008).

10.1
Merger Termination and Release Agreement, dated as of April 17, 2008, by and among REIT Americas, Inc., Virium Pharmaceuticals, Inc. (New York), Virium Holdings, Inc., Virium Pharmaceuticals, Inc. (Delaware), Virium Merger Sub, Inc., and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2008).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).