Form 10-Q
period 2008-06-30
REIT AMERICAS, INC.
filed 2008-08-14
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 33-11863

REIT AMERICAS, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-0576027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 N. Swan Rd., Suite 300, Tucson, AZ 85712
(Address of principal executive offices)

(520) 326-2000
(Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2008:  6,918,186 shares

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REIT AMERICAS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets:

Cash and cash equivalents	$276	$269

TOTAL ASSETS	$276	$269

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$542,254	$469,310
Notes payable	200,000	265,000

TOTAL LIABILITIES	742,254	734,310

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000
shares authorized, 6,918,186 shares issued	69,182	69,182

Paid in capital	4,215,676	4,215,676

Distributions in excess of net earnings	(5,026,836)	(5,018,899)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(741,978)	(734,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$276	$269

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Three Months Ended June 30, 2008 and June 30, 2007

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES:

Relief of indebtedness	$65,000	–

TOTAL REVENUES	65,000	–

EXPENSES:

Interest expense	6,040	4,673
Advisory and other fees	7,500	7,500
Other operating expenses	22,945	58,264

TOTAL EXPENSES	36,485	70,437

NET INCOME (LOSS)	$28,515	$(70,437)

NET INCOME (LOSS) PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,918,186

Distributions in excess of net earnings - beginning of period	$(5,055,351)	$(4,777,545)

Net income (loss)	28,515	(70,437)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(5,026,836)	$(4,847,982)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Three Months Ended June 30, 2008 and June 30, 2007

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$28,515	$(70,437)

Less non-cash items:

Relief of indebtedness	(65,000)	–

Changes in assets and liabilities:

Prepaid expenses	–	25,000
Accounts payable and accrued expenses	36,223	110,378

Net cash provided by (used for) operating activities	(262)	64,941

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Proceeds from notes payable	–	50,000

Net cash provided by (used for) investing / financing activities	–	50,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(262)	114,941

CASH AND CASH EQUIVALENTS - Beginning of period	538	1,188

CASH AND CASH EQUIVALENTS - End of period	$276	$116,129

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS
For the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES:

Relief of indebtedness	$65,000	–

TOTAL REVENUES	65,000	0

EXPENSES:

Interest expense	16,671	9,345
Advisory and other fees	15,000	15,000
Other operating expenses	41,266	67,452

TOTAL EXPENSES	72,937	91,797

NET INCOME (LOSS)	$(7,937)	$(91,797)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,918,186

Distributions in excess of net earnings - beginning of period	$(5,018,899)	$(4,756,185)

Net income (loss)	(7,937)	(91,797)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(5,026,836)	$(4,847,982)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(7,937)	$(91,797)

Less non-cash items:

Relief of indebtedness	(65,000)	–

Changes in assets and liabilities:

Accounts payable and accrued expenses	72,944	44,330

Net cash provided by (used for) operating activities	7	(47,467)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Proceeds from net advances from notes payable	–	50,000

Net cash provided by (used for) investing / financing activities	–	50,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	8	2,533

CASH AND CASH EQUIVALENTS - Beginning of period	268	22,812

CASH AND CASH EQUIVALENTS - End of period	$276	$25,345

See Notes to Financial Statements

REIT AMERICAS, INC.

Notes to Financial Statements (Unaudited)
For the Fiscal Quarter Ended June 30, 2008

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim period.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the last six fiscal years and the six months ended June 30, 2008, the Company did not engage in any significant business activities.

The Company’s management has planned in recent years to invest in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2007, and continuing in the first half of 2008, the Company actively pursued certain investments in income producing real estate properties, but did not conclude a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

As an alternative strategy, during 2007 and the first half of 2008 the Company began investigating potential merger and acquisition opportunities outside of the real estate sector to potentially acquire or merge with one or more businesses.  Management has broad discretion in its search for and negotiations with any potential business or business opportunity.  Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had cash and cash equivalents in the amount of $276. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Currently, the Company has no cash flow available to pay operating expenses.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5)           Income Taxes - As of June 30, 2008, the Company had net operating loss carry forwards for income tax purposes of approximately $4,029,163 which will expire beginning in 2013.

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

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2008 and December 31, 2007, the balance consisted of the following:

	June 30, 2008	December 31, 2007

Accounts payable to third parties	$362,659	$340,986
Accrued director and advisor fees	100,500	85,500
Accrued interest	29,955	13,324
Cash advances from affiliates	49,100	29,500
Total	$542,214	$469,310

Cash Advances from Affiliates:  The Company issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $49,100, which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005, December 31, 2007 and December 31, 2008 in the following amounts: the sum of $47,100 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.  As of June 30, 2008, the Company has accrued interest due under these notes in the amount of $10,981.

NOTE 4:	NOTES PAYABLE

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

$75,000 of notes issued under the above agreement were subsequently paid off..

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

As of December 31, 2007, Notes Payable to third parties included $65,000 advanced from Virium in anticipation of closing the Termination Agreement discussed in Note 1.  In the period ended June 30, 2008, Management recognized this amount as income from relief of indebtedness as the Company is not required to repay said amount in accordance with the provisions of the Termination Agreement which, among other things, provides for an additional Termination Payment to be received by the Company in the amount of $535,000 conditioned upon the ability of Virium to raise additional capital.

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

As discussed in Note 4, the $200,000 note, due September 30, 2006 is in default. As of August 13, 2008, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

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

The Company will need to obtain additional funding for its working capital needs, repayment of maturing notes and business development.  The Company anticipates that it will need to raise at least $700,000 to $800,000 in fiscal 2008 to provide for these requirements and will need to raise additional funds to fund future business operations.  The Company’s ability to obtain financing depends, in part, upon prevailing capital market conditions as well as its operating results which may impact its efforts to arrange financing on terms satisfactory to the Company.  If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of other opportunities, or otherwise respond to competitive challenges and it would raise substantial doubt about the Company’s ability to continue its operations for the next 12 months.  If the Company obtains the necessary financing, the terms of such funding may be dilutive to existing stockholders.

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

The Company paid no cash fees nor did it grant equity incentives to directors for the period ending June 30, 2008.

NOTE 8:	SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Termination Agreement provides that, subject to Virium’s completion of the Third Party Transaction and an equity financing transaction by the Third Party which closes by the later of (i) June 12, 2008, and (ii) a new maturity date for bridge notes issued by Virium during December, 2007, as set forth in the Termination Agreement, and the Third Party received gross proceeds of not less than $2,500,000, subject to adjustment for conversions (“Qualified Financing”), Virium is required to promptly pay to the Company, $535,000 in cash (the “Termination Amount”).  Virium has the option, however, at its discretion, of discharging $300,000 of the Termination Amount by issuing to the Company 718,257 (as adjusted for stock splits, stock combinations, stock dividends and the like, the “Share Amount”) shares of Virium’s common stock (the “Stock Payment”).  However, the Termination Agreement further provides if Virium consummates the Third Party Transaction and shares of common stock of the successor or acquiring corporation in such Third Party Transaction are received by or distributed to the holders of Virium common stock in exchange therefor, then Virium (or its successor or the acquiring corporation, as applicable) may make the Stock Payment by delivering to the Company that number of shares of common stock of the successor or acquiring corporation in the Third Party Transaction that would have been received by a holder of that number of shares of common stock that is equal to the Share Amount.

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

Balance Sheet Information

June 30, 2008 Compared to December 31, 2007

Total assets.  Total assets increased to $276 at June 30, 2008 from $269 at December 31, 2007.

Total liabilities.  Total liabilities decreased to $729,428 at June 30, 2008 from $734,310 at December 31, 2007.  $65,000 that had been included in Notes Payable on December 31, 2007 was removed from Notes Payable and recorded as Relief of Indebtedness under Revenues.

Results of Operations

Three Months and Six Months Ended June 30,  2008 Compared to Three Months and Six Months Ended June 30, 2007

Net income/loss.  For the three months ended June 30, 2008, the Company had net income of $41,341, or $0.01 per share, as compared to a net loss of ($70,437) or ($0.01) per share, for the three months ended June 30, 2007. The decrease in net loss is primarily a result of the recording of Relief of Indebtedness in the amount of $65,000 and a decrease in the professional fees paid by the Company.  For the six months ended June 30, 2007, the Company had net income of $4,889 compared with a net loss of $91,797 for the six months ended June 30, 2007.  The decrease was due to lower professional fees and the recording of $65,000 of Relief of Indebtedness as Revenue.

Revenues.  Revenues for the three months and the six months ended June 30, 2008 were $65,000 due to the recording of $65,000 as Relief of Indebtedness.  This compared with zero Revenues for the three months and six months ended June 30,  2007 as the Company did not engage in any business activities during these periods.

Depreciation and Amortization.  There were no Depreciation and amortization expenses recorded for the three months and six months ended June 30, 2008, nor for the three months and six months ended June 30, 2007, as there were no assets to be depreciated in any of these periods.

Interest Expense.  For the three months ended June 30, 2008, interest expense totaled $6,040 as compared with $4,673 for the three months ended June 30, 2007.  The increase was due to the increased interest obligation on the Company’s promissory note in the principal amount of $200,000 and to the increase in advances to fund operations made by a related party.  For the six months ended June 30, 2008, interest expense totaled $16,671 compared with $9,345 for the six months ended June 30, 2007.  The increase was due to the increased interest obligation on the Company’s promissory note in the principal amount of $200,000 and to increased advances to fund operations made by a related party.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company.  Directors fees for the three months and six months ended June 30, 2008 were zero as a result of Board action wherein director fees for both periods were waived. This compares with director fees similarly not charged for the three and six month periods ended June 30, 2007.  The reason for not charging directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate potential merger negotiations.   Advisory fees of $7,500 were charged for the three month periods ending June 30, 2008 and June 30, 2007.  Advisory fees of $15,000 were charged for the six month periods ending June 30, 2008 and June 30, 2007.

Other Expenses.  Other expenses for the three months ended June 30, 2008 were $10,119, a decrease from $58,264 incurred in the three months ended June 30, 2007.  A decrease in professional fees charged in the period ended June 30, 2008, compared with professional fees charged in the period ended June 30, 2007, accounted for most of the decrease in Other Expenses.  Other expenses for the six months ended June 30, 2008 were $28,440, as compared with $67,452 for the six months ended June 30, 2007.  Again, this decrease was accounted for primarily by a decrease in professional fees recorded.

Liquidity and Capital Resources

Cash and cash equivalent were $276 at June 30, 2008 compared with $269 at December 31, 2007.  Net cash flows applied to operations were ($262) in the three months ended June 30, 2008 and net cash provided by operations in the three months ended June 30, 2007 was $64,941 due to the increase in accounts payable.    Cash flows provided by operations were $7 in the six months ended June 30, 2008 as compared with net cash used for operations ($47,467) in the six months ended June 30, 2007. The cash flows applied to operations during these periods were provided by increases in accounts payable, increases in advances from related parties and the $65,000 advance from Virium.  The advance from Virium was recognized as relief of indebtedness income in the three months ended June 30, 2008.

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

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000.  In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by an equal amount of interest due from the Company to the purchaser on the $200,000 Note Payable due by the Company to the purchaser.  As of June 30, 2008 and December 31, 2007, the accrued interest due to the purchaser was $19,014 and $9,041, respectively.  Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

Critical Accounting Policies and Estimates

The following critical accounting policy and estimate was used in the preparation of the financial statements.

The value assigned to stock issued to non-employees is determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Management amortized and expensed the financial consulting contract cost over the 12 month period of the contract.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer, and principal financial officer, also conducted an evaluation of changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f). Based on this evaluation, the Company’s management determined that no change was made to the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has issued five promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $49,100 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005 and December 31, 2005 in the following amounts: the sum of $47,100 due is to Mr. Sellers and his spouse under three of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

The date for the Company’s 2008 annual meeting of stockholders has not been scheduled.  The Company’s stockholders will be notified of the date and time when the annual meeting will be held.

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

REIT AMERICAS, INC.

Dated: August 14, 2008	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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