Form 10-Q
period 2008-09-30
REIT AMERICAS, INC.
filed 2008-11-12
CIK 810836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2008:  6,918,186 shares

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

•	projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

•	statements of strategic plans and objectives of the Company’s management or board of directors;

•	statements regarding the Company’s future economic performance;

•	statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and

•	any statements using such words as “anticipate,” “expect,” “may,” “project,” “intend” or similar expressions.

These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company anticipates.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may affect the Company’s ability to achieve its anticipated results and may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, the Company’s ability to consummate the Termination Agreement with Virium Pharmaceuticals, Inc. and related transactions; to continue as a going concern; the availability of financing on terms acceptable to the Company; management’s ability to implement the Company’s business and growth strategy; management’s ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures; and other risk factors, which are more fully described in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.  The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-Q, whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REIT AMERICAS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents	$326	$269

TOTAL ASSETS	$326	$269

Liabilities and Stockholders' Equity (Deficiency):

Accounts payable and accrued expenses	$560,693	$469,310
Notes payable	200,000	265,000

TOTAL LIABILITIES	760,693	734,310

Stockholders' Equity (Deficiency):

Common stock, $.01 par value; 10,000,000 shares authorized,
6,918,186 shares issued	69,182	69,182

Paid in capital	4,215,676	4,215,676

Distributions in excess of net earnings	(5,045,225)	(5,018,899)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(760,367)	(734,041)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$326	$269

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

For the Three Months Ended September 30, 2008 and September 30, 2007

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES:

	–	–

TOTAL REVENUES	–	–

EXPENSES:

Interest expense	6,240	4,768
Advisory and other fees	7,500	7,500
Directors fees and other expenses	–	–
Other operating expenses	4,650	4,710

TOTAL EXPENSES	18,390	16,978

NET INCOME (LOSS)	$(18,390)	$(16,978)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,918,186

Distributions in excess of net earnings - beginning of period	$(5,026,835)	$(4,847,982)

Net income (loss)	(18,390)	(16,978)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(5,045,225)	$(4,864,960)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW

For the Three Months Ended September 30, 2008 and September 30, 2007

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(18,390)	$(16,978)

Changes in assets and liabilities:
Accounts payable and accrued expenses	18,438	14,943

Net cash provided by (used for) operating activities	49	(2,035)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

	–	–

Net cash provided by (used for) investing / financing activities	–	–

NET DECREASE IN CASH AND CASH EQUIVALENTS	49	(2,035)

CASH AND CASH EQUIVALENTS - Beginning of period	276	2,854

CASH AND CASH EQUIVALENTS - End of period	$325	$819

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF OPERATIONS AND DISTRIBUTIONS IN EXCESS OF NET EARNINGS

For the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES:

Other income	65,000	–

TOTAL REVENUES	65,000	–

EXPENSES:

Interest expense	22,910	14,114
Advisory and other fees	22,500	22,500
Other operating expenses	45,916	72,162

TOTAL EXPENSES	91,326	108,776

NET INCOME (LOSS)	$(26,326)	$(108,776)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,918,186	6,918,186

Distributions in excess of net earnings - beginning of period	$(4,756,184)	$(4,756,184)

Net income (loss)	(26,326)	(108,776)

Distributions during the period	–	–

Distributions in excess of net earnings - end of period	$(4,782,510)	$(4,864,960)

See Notes to Financial Statements

REIT AMERICAS, INC.

STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATIONS:

Net income (loss)	$(26,326)	$(108,776)

Changes in assets and liabilities:
Accounts payable and accrued expenses	91,383	59,275

Net cash provided by (used for) operating activities	65,057	(49,501)

CASH FLOWS FROM INVESTING / FINANCING ACTIVITIES:

Increase/(reduction) in notes payable	(65,000)	50,000

Net cash provided by (used for) investing / financing activities	(65,000)	50,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	57	499

CASH AND CASH EQUIVALENTS - Beginning of period	269	320

CASH AND CASH EQUIVALENTS - End of period	$326	$819

See Notes to Financial Statements

REIT AMERICAS, INC.

Notes to Financial Statements (Unaudited)
For the Fiscal Quarter Ended September 30, 2008

NOTE 1:	ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

The interim financial data contained herein is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 include all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim period.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

From 1987 to 2001, the Company was engaged in acquiring and leasing health care facilities (nursing homes and intermediate care mental retardation developmentally disabled nursing facilities) under long-term leases.  Except as described herein, during the last six fiscal years and the nine months ended September 30, 2008, the Company did not engage in any significant business activities.

The Company’s management has planned in recent years to invest in income producing commercial, industrial and residential real estate and high yield mortgages in an effort to provide dividends and increase the value of the stockholders’ investment in the Company.  During 2007, and continuing in the first nine months of 2008, the Company actively pursued certain investments in income producing real estate properties, but did not conclude a transaction. The Company currently has no available funds for such investments, and its ability to undertake such investments will be dependent upon the availability of capital to the Company.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There can be no assurance that this business plan will be successful and, if new capital is raised, that plans to invest in income producing real estate properties and high yield mortgages will increase stockholder value or provide dividends to stockholders.

As an alternative strategy, during 2007 and the first nine months of 2008 the Company began investigating potential merger and acquisition opportunities outside of the real estate sector to potentially acquire or merge with one or more businesses.  Management has broad discretion in its search for and negotiations with any potential business or business opportunity.  Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had cash and cash equivalents in the amount of $326. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Currently, the Company has no cash flow available to pay operating expenses.  The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)           Cash and Cash Equivalents – For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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

(3)           Loan Costs – Loan costs are typically deferred and amortized using the straight-line method over the term of the related borrowing.

(4)           Revenue Recognition – Rental income from operating leases is recognized as earned over the life of any lease agreements.

(5)           Income Taxes – As of December 31, 2007, the Company had net operating loss carry forwards for income tax purposes of approximately $4,029,163 which will expire beginning in 2013.

(6)           Fair Value of Financial Instruments – The carrying values of any financial instruments disclosed elsewhere in these notes, are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(7)           Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management believes that the estimates utilized in preparing our financial statements are reasonable and prudent.  Actual results could differ from those estimates.

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

NOTE 3:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2008 and December 31, 2007, the balance consisted of the following:

	September 30, 2008	December 31, 2007

Accounts payable to third parties	$364,558	$340,986
Accrued director and advisor fees	108,000	85,500
Accrued interest	36,235	13,324
Cash advances from affiliates	51,900	29,500
Total	$560,693	$469,310

Cash Advances from Affiliates:  The Company issued six promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $51,900, which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005, December 31, 2005, December 31, 2007 and December 31, 2008 in the following amounts: the sum of $49,900 is due to Mr. Sellers and his spouse under four of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.  As of September 30, 2008, the Company has accrued interest due under these notes in the amount of $12,180.

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

As of December 31, 2007, Notes Payable to third parties included $65,000 advanced from Virium in anticipation of closing the Termination Agreement discussed in Note 1.  In the period ended September 30, 2008, Management recognized this amount as income from relief of indebtedness as the Company is not required to repay said amount in accordance with the provisions of the Termination Agreement which, among other things, provides for an additional Termination Payment to be received by the Company in the amount of $535,000 conditioned upon the ability of Virium to raise additional capital.

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

As discussed in Note 4, the $200,000 note, due September 30, 2006 is in default. As of November 12, 2008, the note holder has not sued for default judgment and retains all rights of recourse specified in the note document or otherwise allowed by law.  Pursuit of such a judgment by the note holder could substantially affect the Company’s ability to continue as a going concern.

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

The Company paid no cash fees nor did it grant equity incentives to directors for the period ending September 30, 2008.

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

Balance Sheet Information

September 30, 2008 Compared to December 31, 2007

Total assets.  Total assets increased to $326 at September 30, 2008 from $269 at December 31, 2007.

Total liabilities.  Total liabilities increased to $760,693 at September 30, 2008 from $734,310 at December 31, 2007.  $65,000 that had been included in Notes Payable on December 31, 2007 was removed from Notes Payable and recorded as Relief of Indebtedness under Revenues.

Results of Operations

Three Months and Nine Months Ended September 30, 2008 Compared to Three Months and Nine Months Ended September 30, 2007

Net income/loss.  For the three months ended September 30, 2008, the Company had net losses of ($18,390), or ($0.00) per share, as compared to a net loss of ($16,978) or ($0.01) per share, for the three months ended September 30, 2007. The increase in net loss is primarily a result of an increase of Operating Expenses.  For the nine months ended September 30, 2008, the Company had net losses of ($26,326) compared with a net loss of ($108,776) for the nine months ended September 30, 2007.  The decrease was primarily due to the recording of $65,000 of Relief of Indebtedness as Revenue.

Revenues.  Revenues for the three months were zero and for the nine months ended Sept 30, 2008 were $65,000 due to the recording of $65,000 as Relief of Indebtedness.  This compared with zero Revenues for the three months and $65,000 for the nine months ended September 30,  2007 as the Company did not engage in any business activities during these periods.

Depreciation and Amortization.  There were no Depreciation and amortization expenses recorded for the three months and six months ended September 30, 2008, nor for the three months and six months ended September 30, 2007, as there were no assets to be depreciated in any of these periods.

Interest Expense.  For the three months ended September 30, 2008, interest expense totaled $6,240 as compared with $4,768 for the three months ended September 30, 2007.  The increase was due to the increased interest obligation on the Company’s promissory note in the principal amount of $200,000 and to the increase in advances to fund operations made by a related party.  For the nine months ended September 30, 2008, interest expense totaled $22,910 compared with $14,114 for the nine months ended September 30, 2007.  The increase was due to the increased interest obligation on the Company’s promissory note in the principal amount of $200,000 and to increased advances to fund operations made by a related party.

Advisor and Directors Fees.  Advisor and directors fees consist of costs associated with the Advisor to, and directors of, the Company.  Directors fees for the three months and nine months ended September 30, 2008 were zero as a result of Board action wherein director fees for both periods were waived. This compares with director fees similarly not charged for the three and nine month periods ended September 30, 2007.  The reason for not charging directors’ fees is the desire of directors to assist in keeping expenses and payables to a minimum to accommodate potential merger negotiations.   Advisory fees of $7,500 were charged for the three month periods ending September 30, 2008 and September 30, 2007.  Advisory fees of $22,500 were charged for the nine month periods ending September 30, 2008 and September 30, 2007.

Other Expenses.  Other expenses for the three months ended September 30, 2008 were $4,650, a decrease from $4,710 incurred in the three months ended September 30, 2007.  A decrease in professional fees charged in the period ended September 30, 2008, compared with professional fees charged in the period ended September 30, 2007, accounted for  the decrease in Other Expenses.  Other expenses for the nine months ended September 30, 2008 were $45,916, as compared with $72,162 for the nine months ended September 30, 2007.  Again, this decrease was accounted for primarily by a decrease in professional fees recorded.

Liquidity and Capital Resources

Cash and cash equivalent were $326 at September 30, 2008 compared with $269 at December 31, 2007.  Net cash flows applied to operations were $49 in the three months ended September 30, 2008 and net cash used for operations in the three months ended September 30, 2007 was $2,035.  Cash flows provided by operations were $65,057 in the nine months ended September 30, 2008 as compared with net cash used for operations ($49,501) in the nine months ended September 30, 2007. The cash flows applied to operations during these periods were provided by increases in accounts payable, increases in advances from related parties and the $65,000 advance from Virium.  The advance from Virium was recognized as relief of indebtedness income in the three months ended June 30, 2008.

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

On September 12, 2006, the purchaser of the Notes exercised warrants for the full 200,000 shares of common stock at $0.10 per share, or $20,000.  In lieu of payment of the $20,000, the purchaser was given a credit of $20,000 and this credit was offset by an equal amount of interest due from the Company to the purchaser on the $200,000 Note Payable due by the Company to the purchaser.  As of September 30, 2008 and December 31, 2007, the accrued interest due to the purchaser was $24,055 and $9,041, respectively.  Dawson James Securities, Inc. was paid $22,000 less a credit of $2,750, or a net of $19,250, in connection with this transaction.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T.	CONTROLS AND PROCEDURES.

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

The Company has issued five promissory notes to certain members of management and a related party, which notes represent aggregate indebtedness of the Company in the amount of $49,100 which were due on October 14, 2004, October 14, 2005, June 1, 2006, February 23, 2005 and December 31, 2005 in the following amounts: the sum of $51,900 due is to Mr. Sellers and his spouse under three of the notes; $1,000 is due to Mr. Hunter; and $1,000 is due to Mr. Markham and his spouse. The Company has not made any principal or interest payments on the notes. If any payment under these notes is not paid when due and remain unpaid after a date specified by a notice to the Company, the entire principal amount outstanding and accrued interest thereon at the default rate of 12% per annum, shall at once become due and payable at the option of the note holders. The note holders have not provided the notices of default under the terms of the notes.

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

2.4
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharamaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

2.5
Third Amendment to Agreement and Plan of Merger, dated as of March 31, 2008, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharamaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 4, 2008).

10.1
Merger Termination and Release Agreement, dated as of April 17, 2008, by and among REIT Americas, Inc., Virium Pharmaceuticals, Inc. (New York), Virium Holdings, Inc., Virium Pharmaceuticals, Inc. (Delaware), Virium Merger Sub, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2008).

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

REIT AMERICAS, INC.

Dated: November 12, 2008	By:	/s/ F. Dale Markham

F. Dale Markham President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2008	By:	/s/ James C. Marshall

James C. Marshall Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

2.4
Second Amendment to Agreement and Plan of Merger, effective as of October 15, 2007, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharamaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 17, 2007).

2.5
Third Amendment to Agreement and Plan of Merger, dated as of March 31, 2008, by and among Virium Pharmaceuticals, Inc., REIT Americas, Inc., Virium Pharamaceuticals, Inc. and Virium Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 4, 2008).

10.1
Merger Termination and Release Agreement, dated as of April 17, 2008, by and among REIT Americas, Inc., Virium Pharmaceuticals, Inc. (New York), Virium Holdings, Inc., Virium Pharmaceuticals, Inc. (Delaware), Virium Merger Sub, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2008).

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